Form 10-Q/A
period 1994-09-30
DEKALB ENERGY CO
filed 1995-01-04
CIK 111001

SECURITIES AND EXCHANGE COMMISSION
		     Washington, D.C. 20549
	       __________________________________


			     FORM 10-Q *
(Mark One)
__x__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1994


_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _____ to _____

Commission file number:  0-2886

		     DEKALB Energy Company
    (Exact name of registrant as specified in its charter)

	    Delaware                           36-0987809
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)         Identification No.)
	700-9th Avenue S.W.
       Calgary, Alberta Canada                  T2P 3V4
   (Address of principal executive offices)   (Postal Code)
	(403) 261-1200
(Registrant's telephone number, including area code)


Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
		       Yes__X__    No_____

Title of Class                       Outstanding as of September 30, 1994
Class A Stock, no par value                    2,310,233
Class B (nonvoting) Stock, no par value        7,075,992


Exhibit index is located on page 16

Total number of pages is 20

* THIS FILING IS AMENDED TO INCLUDE EXHIBIT 27 - FINANCIAL DATA SCHEDULE, WHICH WAS OMITTED ON THE ORIGINAL FILING.

			    DEKALB Energy Company


				   INDEX


								Page No.
								________


Part I - Financial Information

    Consolidated Statements of Operations for the nine
    months ended September 30, 1994 and 1993 (Unaudited)           3

    Consolidated Statements of Operations for the three
    months ended September 30, 1994 and 1993 (Unaudited)           4

    Consolidated Balance Sheets at September 30, 1994
    (Unaudited) and December 31 ,1993                              5

    Consolidated Statements of Cash Flows for the nine months
    ended September 30, 1994 and 1993 (Unaudited)                  6

    Notes to Consolidated Financial Statements (Unaudited)        7-9

    Report of Independent Accountants                              10

    Management's Discussion and Analysis of Results of
    Operations and Financial Position                            11-15

Part II - Other Information                                        16

    EXHIBIT 11 - Computation of Net Earnings per Share             17

    EXHIBIT 15 - Letter Re Unaudited Interim Financial
      Information                                                  18

	EXHIBIT 27 - Financial Data Schedule

Signatures                                                         19

Appendix - Documents Filed in Paper Format Under Form SE           20

				   PART II

			      OTHER INFORMATION
			      -----------------


Item 1. Legal Proceedings
- -------------------------

   Management is of the opinion there are no pending legal proceedings that would have a material effect on the consolidated financial position of the Company.

Item 2. Changes in Securities
- -----------------------------

   None

Item 3. Defaults Upon Senior Securities
- ---------------------------------------

   None

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

      None

Item 5. Other Information
- ------------------------

   None

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

   (a) Exhibits

       Exhibit 11 - Computation of Net Earnings per Share.

       Exhibit 15 - Letter Re Unaudited Interim Financial Information.

	   Exhibit 27 - Financial Data Schedule.

   (b)                    Reports on Form 8-K:

      On September 21, 1994, the Company filed a Form 8-K to announce the death of Michael E. Finnegan, Executive Vice
      President and Chief Financial Officer of the Company.

				 SIGNATURES
				 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				DEKALB Energy Company
				---------------------





				DONALD MCMORLAND
				--------------------------
				Donald McMorland
				Vice Chairman of the Board
				and President





				EDDY Y. TSE
				--------------------------
				Eddy Y. Tse
				Chief Accounting Officer






















November 9, 1994