Form 10-K
period 1994-12-31
DEKALB ENERGY CO
filed 1995-03-07
CIK 111001

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                         -----------------------------------

                                      FORM 10-K

          (Mark One)
                ANNUAL REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF THE
            _X__SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1994


                                         OR

                TRANSITION REPORT PURSUANT TO  SECTION 13 OR  15(d) OF THE
            ____SECURITIES EXCHANGE ACT OF 1934

                For the transition period from   _________to________

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

          Registrant's telephone number, including area code:  (403) 261-1200
            Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
                                 Title of each class
                                 -------------------

                             Class A Stock, no par value
                       Class B (nonvoting) Stock, no par value

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._______


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

          As of February 28, 1995, 2,283,470 shares of the registrant's Class A Stock and 7,102,755 shares of Class B (nonvoting) Stock were outstanding and the aggregate market value of all voting stock held by non-affiliates was $25,027,785 based upon the closing price on the NASDAQ Over-the-Counter markets on the last trading day of February. (The officers, directors and 10%
          shareholders of the registrant are considered affiliates for purposes of this calculation.)

                         DOCUMENTS INCORPORATED BY REFERENCE


          Exhibit Index is located  on pages 65  to 67 .   Total number  of
          pages is 83 .

                                DEKALB Energy Company
                                  TABLE OF CONTENTS


          Part I                                                        Page
          ------                                                        ----



          Item 1. Business............................................... 3

          Item 2. Properites............................................. 5

          Item 3. Legal Proceedings...................................... 7


          Item 4. Submission of Matters to a Vote of Security Holders
                  Executive Officers of the Registrant .................. 8


          Part II
          -------


          Item 5. Market for Registrant's Stock and Related Stockholders'
                  Matters .............................................. 10

          Item 6. Selected Financial Data............................... 11


          Item 7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................... 14


          Item 8. Financial Statements and Supplementary Financial
                  Information........................................... 22

          Item 9. Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................... 53


          Part III
          --------

          Item 10. Directors and Executive Officers of the Registrant... 53

          Item 11. Executive Compensation............................... 55

          Item 12. Security Ownership of Certain Beneficial Owners and
                   Management........................................... 60

          Item 13. Certain Relationships and Related Transactions....... 64


          Part IV
          -------

          Item 14. Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K.............................. 65
                   Signatures .......................................... 68

                                       PART I

          ITEM 1.  BUSINESS

          (a) On July 2, 1990, DEKALB Energy Company (``DEKALB'' or the ``Company'') purchased from Royal Producing Corp. - Texas, an interest in thirty-six onshore oil and gas fields, most of which were located in the Texas Gulf Coast. On July 3, 1990, the Company transferred its interest in certain of these acquired fields in exchange for cash and an increased interest in one of the fields obtained through the acquisition. The purchase price was funded through the Company's revolving credit agreement. On July 12, 1990, the Company issued $75 million of 9 7/8% notes due July 15, 2000, in a public offering. The net proceeds of $74.4 million were used to reduce the line of credit borrowing.

          On October 16, 1992, the Company sold substantially all of its U.S. oil and gas properties to Louis Dreyfus Gas Holdings Inc. The Company did not sell its Canadian or California properties. The effective date of the transaction was July 1, 1992. Proceeds from the transaction were used primarily to reduce the Company's long-term debt.

          On August 5, 1993, the Company sold all of its California gas wells to Samedan Oil Corporation. The effective date of the transaction was July 1, 1993. Proceeds from the transaction were used to repurchase long-term debt. The Company's only remaining assets in the U.S. are a non-operated interest in an oil well in California and acreage adjacent thereto.

          On December 21, 1994, the Company entered into a merger agreement with Houston-based Apache Corporation (``Apache'') under which outstanding shares of DEKALB Class A Stock and Class B (nonvoting) Stock will be converted into between .85 and .90 shares of Apache Common Stock depending upon the price of Apache's Stock during a period shortly before the merger. DEKALB's holders of Class A Stock will be asked to approve this transaction at a shareholders' meeting that will be held during this spring.

          (b) DEKALB is engaged in only one industry segment on a continuing basis.

          (c) DEKALB is engaged in the exploration for, and the development and production of, crude oil and natural gas in Canada. The Company's wholly-owned Canadian subsidiary, DEKALB Energy Canada Ltd., concentrates its exploration and development activity in the Provinces of Alberta and British Columbia. Since the disposition of the U.S. assets in 1992 and 1993, DEKALB's only U.S. activity is an interest in one non-operated California well.

          DEKALB's operations are largely dependent upon its ability to discover or acquire reserves of oil and natural gas, to produce oil and natural gas in commercial quantities, and to obtain additional unproved oil and gas lands by lease, option, concession, or otherwise. The prices obtained for the sale of oil and natural gas depend upon numerous factors, most of which are beyond the control of the Company, including the domestic and foreign production rates of oil and natural gas, market demand, and the effect of government regulations and incentives.

          The Company uses the full cost method of accounting, under which the cost of all exploration and development activities (both successful and unsucessful) is capitalized and subsequently amortized to expense using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related capitalized interest costs are excluded from the amortization base until the properties associated with these costs are evaluated and determined to be productive or impared. Should the net evaluated capitalized cost (net of deferred income taxes) exceed the estimated after-tax present value of oil and gas reserves (using prices in effect at the end of each quarter being reported) plus the unimpared value of unevaluated properties on a country-by-country basis, the excess would be charged to expense. No write-down of the Company's capitalized costs was required under this method in 1994, nor would a write-down be required using current prices. However, should natural gas prices continue to decline from current levels, the Company could be required to record an impairment of its oil and gas properites in 1995.

               Competition

          There is a high degree of competition in the oil and gas industry for the acquisition of prospective oil and gas properties and oil and gas reserves, and in the marketing and transportation of natural gas. A number of the companies with which DEKALB competes are substantially larger and have greater financial resources than DEKALB.

               Marketing

          Oil produced by DEKALB is sold to crude oil purchasers or refiners at market prices which depend on worldwide crude prices adjusted for location and quality of the oil. Natural gas produced by DEKALB is sold to major aggregators of natural gas, gas marketers and direct users under long and short-term contracts. These contracts provide for sales at specified prices, or at prices which are subject to change due to market conditions. The Company also enters into hedge contracts from time to time to reduce the Company's exposure to oil and gas price fluctuations.

          The Company diversifies the markets for its Canadian gas production by selling directly or indirectly to customers through aggregators and brokers in the United States and Canada. The Company transports natural gas via the Company's firm transportation contracts to California (12 million cubic feet per day) and the Province of Ontario, Canada (4 million cubic feet per day) through end-users' firm transportation contracts. In addition, the Company has contracted for the sale of 5 million cubic feet per day of natural gas to the Hermiston Cogeneration Project in the Pacific Northwest of the United States. The Hermiston Project is expected to commence purchases of natural gas in the third quarter of 1996.

               Environmental Matters

          In general, the exploration and production activities of the Company are subject to certain federal, provincial, state, and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the cost of these activities and may prevent or delay the commencement or continuance of a given operation. The Company charged $0.4 million in 1994, $0.6 million in 1993 and $0.6 million in 1992 against income for future removal and site restoration costs. The 1994 and 1993 amounts related primarily to the Canadian operations.

               General

          In 1994, two Canadian customers each accounted for 11% of the Company's sales. The Company does not believe that the loss of these customers would have a material adverse effect upon the Company.

          At December 31, 1994, the Company had 95 employees in Canada, and 1 employee in the United States.

          (d) Geographic Segment Information for 1992 is included in Part II, Item 8, Note L of the Consolidated Financial Statements. Information for the U.S. and Canada has been combined for 1994 and 1993 due to the immateriality of the U.S. information in relation to the Company as a whole.

          ITEM 2.  PROPERTIES

               Offices

          DEKALB leases approximately 40,000 square feet of office space in Calgary, Alberta, Canada from which it directs its business.

               Acreage

          The following table summarizes DEKALB's interest in developed and undeveloped oil and gas acreage located in the Provinces of Alberta and British Columbia, Canada as of December 31, 1994. U.S. acreage is not significant and has been combined with the Canadian acreage.

                         Undeveloped Acreage (a)   Developed Acreage
                         -----------------------   -----------------


                          Gross        Net          Gross      Net
                          Acres       Acres         Acres     Acres
                          -----       -----         -----     -----
                          259,618     156,468       383,447   251,646

          (a) Undeveloped acreage represents leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas.

               Productive Wells and Drilling Activity

          The Company owns varying working interests in producing oil and gas wells located in the Provinces of Alberta and British Columbia, Canada and one well in the State of California. The Company also owns interests in twelve gas processing plants located in the Province of Alberta, Canada.

          The  following  table   summarizes  DEKALB's   interest  in   the
          productive oil and gas wells as of December 31, 1994.

                           Oil Wells (1)         Gas Wells (1)
                           -------------         -------------

                           Gross    Net          Gross     Net
                           -----    ---          -----     ---
                           882      151          393       257

          (1) One or more completions in the same well bore are counted as one well. The data in the above table includes 20 oil wells (12 net) and 61 gas wells (57 net) that are multiple completions in Canada. The only U.S. well is completed in one zone.

          The following table summarizes the number of net productive exploratory and development wells in which DEKALB participated, the number of net dry exploratory and development wells drilled and the net total wells drilled for the years ended December 31, 1994, 1993, and 1992:

                   Net Productive Wells Drilled   Net Dry Wells Drilled           Net Total Wells Drilled
                   ----------------------------   -----------------------------   ----------------------------
                   Exploratory   Development      Exploratory   Development       Exploratory   Development
                   -----------   -----------      -----------   -----------       -----------   -----------

          1994 (1)     13            28                7            2                 20             30
          ----

          1993 (1)      8             6               11            1                 19              7
          ----

          1992
          ----
          Canada        2             1                3            2                  5              3
          United
           States       1             3                1            3                  2              6
                   -----------   -----------      -----------   -----------       -----------   -----------
          TOTAL         3             4                4            5                  7              9

          As of December 31, 1994 DEKALB was participating in the completion of 3 gross (1.2 net) wells in Canada. Subsequent to year end, 1 of the wells resulted in an oil discovery and 2 of the wells were declared dry and abandoned.

          (1) 1993 U.S. well data is not significant and has been combined with the Canadian well data. No U.S. wells were drilled in 1994.

               Sales

          The following table summarizes DEKALB's net oil and gas sales for the years ended December 31, 1994, 1993, and 1992:

                                       1994        1993            1992
                                       ----        ----      -------------------

                                       (1)         (1)       Canada       U.S.(2)
                                                             ------     --------
          Oil and Condensate (MBBLS)     731        742         776        633
          Natural Gas Liquids (MBBLS)    231        247         220        132
          Gas (MMCF)                  20,492     20,969      17,309      6,671


          (1) 1994 and 1993 U.S. volumes are not significant and have been combined with the Canadian volumes.

          (2)  1992  includes  six  months   of  U.S.  sales  on   divested
               properties, and 12 months of California properties.


               Average Prices and Cost per Unit of Sales

          The following table shows the average sales prices received by DEKALB and the lease operating expense per equivalent barrel of oil for the years ended December 31, 1994, 1993, and 1992:

                                                     1994          1993                  1992
                                                     ----          ----      ------------------------
                                                       (1)          (1)        Canada           U.S.
                                                                               ------          ------
          Avg. price/bbl of oil and condensate*  $   15.52    $   15.98     $   18.37       $   16.97
          Avg. price/bbl of natural gas liquids  $    8.87    $    9.82     $    9.79       $   11.00
          Avg. price/MCF of natural gas *        $    1.53    $    1.44     $    1.16       $    1.58
          Lease operating expense/
          equivalent bbl of oil                  $    2.66    $    2.78     $    2.98       $    3.85

          (1) 1994 and 1993 U.S. operating data is not significant and has been combined with the Canadian data.

          * Includes the effect of hedging contracts. Prices before the effect of hedging were $15.43 for oil and condensate and $1.47
           for natural gas in 1994.    A hedging contract for  natural gas
           began in December 1993 and had  no effect on 1993 prices.   Oil
           and condensate prices before the effect of hedging were $18.74 for Canada and $17.45 for the U.S. in 1992.


               Reserves

          The estimated proved developed and undeveloped oil and gas reserves of DEKALB, as of December 31, 1994, 1993, and 1992, and the standardized measure of discounted future net cash flows attributable thereto, are included in Supplementary Financial Information.

          Reserve estimates for U.S. operated wells were reported by the Company to the U.S. Department of Energy during 1994 and were prepared on a basis consistent with the reserve estimates contained herein. Reserve estimates submitted to the U.S. Department of Energy were prepared as of December 31, 1993 and 1992 based on December 31, 1993 and 1992 reserve reports, respectively, and represent the gross remaining recoverable
          reserves  assigned  to   the  properties   operated  by   DEKALB.
          Effective July 1, 1993 DEKALB sold substantially all of its remaining U.S. holdings to Samedan Oil Corporation. The only U.S. assets retained by DEKALB are a single non-operated oil well in California and acreage adjacent thereto.

          December 31, 1994 reserve forecasts utilized December 1994 actual prices for gas and natural gas liquids and the December 31st postings for oil and condensate in accordance with Securities and Exchange Commission (SEC) Guidelines and do not reflect current prices. The Company has also incorporated future removal and site restoration costs of $6.8 million ($1.0 million present value) as of December 31, 1994, $6.9 million ($0.8
          million    present   value)   as   of   December  31,  1993,  and
          $7.7 million ($1.1 million present value) as of December 31, 1992 into the forecasts.

          Since December 31, 1994, there have been no material discoveries, extensions or revisions which would either favorably or adversely affect the Company's proved reserve quantities.

          ITEM 3.  LEGAL PROCEEDINGS

          Management is of the opinion there are no pending legal proceedings that would have a material effect on the consolidated financial position, results of operations, or liquidity of the Company.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the security holders in the fourth quarter of 1994.

          Executive Officers of the Registrant

          The names, ages, and positions of the executive officers of the Company, with their business experience during the past five years, are shown below. Officers are elected annually by the Board of Directors.

          Officer                                                     Age
          -------                                                     ---


          Donald McMorland.............................................67
          President, Vice Chairman of the Board and Director

          Mr. McMorland was elected President and Vice Chairman of the Board on May 13, 1994. He was Chairman of the Board of Alberta & Southern Gas Co. Ltd. from October 1, 1991 until June 30, 1994. He was Executive Vice President and Chief Operating Officer of that company until he was elected President and Chief Executive Officer in July 1990. He resigned as President and Chief Executive Officer in October 1993. He was also Senior Vice
          President and a director of Alberta Natural Gas Company Ltd. until he resigned as an officer in April 1991 and as a director in December 1991.


          John H. Witmer, Jr...........................................54
          Vice President, General Counsel and Secretary

          Mr. Witmer was elected Senior Vice President, General Counsel and Secretary on March 2, 1989. He relinquished the position of Senior Vice President and was elected Vice President on November 19, 1992. He has been Senior Vice President, General Counsel and Secretary of DEKALB Genetics Corporation for the past five years.


          Richard G. Nash..............................................52
          Vice President, Exploration and Land - DEKALB Energy Canada Ltd.

          Mr. Nash has served as Vice President, Exploration and Land of DEKALB Energy Canada Ltd. since July 20, 1992. He joined DEKALB Energy Canada Ltd. as Vice President, Exploration in 1986.


          John Leteta..................................................59
          Vice President, Finance and Treasurer

          Mr. Leteta was appointed Vice President, Finance and Treasurer on September 17, 1994. He had retired from DEKALB Energy Canada Ltd. in 1991 after thirty-one years of service. During that time, he last served DEKALB Energy Canada Ltd. as Vice President of Finance and Administration.

          Larry G. Evans...............................................39
          Vice President, Production - DEKALB Energy Canada Ltd.

          Mr. Evans has served as Vice President, Production of DEKALB Energy Canada Ltd. since August 1993. From August 1990 to August 1993, he served as Vice President, Engineering. Prior to that date, he served as Manager of Engineering.


          Bruce A. Craig...............................................41
          Vice President, Marketing - DEKALB Energy Canada Ltd.

          Mr. Craig has served as Vice President, Marketing of DEKALB Energy Canada Ltd. since November 1992 when he joined the Company. Prior to joining DEKALB Energy Canada Ltd., he served as Manager, Oil and Gas Marketing for Kerr-McGee Canada Ltd. (formerly Maxus Energy Canada Ltd.)


          Eddy Y. Tse..................................................44
          Chief Accounting Officer

          Mr. Tse was elected Chief Accounting Officer on November 11, 1992. He has also served as Chief Accounting Officer of DEKALB Energy Canada Ltd. since November 1992 and as Controller since July 1991. Prior to that date, he served DEKALB Energy Canada Ltd. as the Manager of Taxes.

                                       PART II


          ITEM 5.             MARKET FOR REGISTRANT'S STOCK
                                         AND
                            RELATED STOCKHOLDERS' MATTERS

          A. As of February 28, 1995 there were approximately 920 record holders of Class A Stock and approximately 2,100 record holders of Class B (nonvoting) Stock. Class B shares are currently being traded on the NASDAQ/NMS over-the-counter market and the Toronto Stock Exchange.

                                            1st    2nd     3rd     4th
          B.   Stock Data (NASDAQ)          Qtr.   Qtr.    Qtr.    Qtr.
               -------------------          ----   ----    ----    ----
               For the year ended
                  December 31, 1994

               Market price range - Low     13.25  13.25   15.00   14.75
                                  - High    18.50  15.50   16.50   21.50*

               For the year ended
                  December 31, 1993

               Market price range - Low     10.75  14.25   15.75   13.00
                                  - High    15.00  18.75   17.25   17.375

          *On December 20, 1994, the NASDAQ closing price of the Class B (nonvoting) Stock was $15.75. On December 21, 1994, the Company announced it had entered into a merger agreement with Apache Corporation; the Class B shares closed at $21.50 on this day.


       ITEM 6.  SELECTED FINANCIAL DATA

                                             As of or for the year ended December 31,

                                         1994         1993         1992         1991         1990
                                     -----------  -----------  -----------  -----------  -----------
                                             ($ in thousands, except per share amounts)
       Operations
       Operating revenues
          Oil and liquids sales      $   13,398   $   14,291   $   28,605   $   51,231   $   60,107
          Natural gas sales              31,491       30,215       30,678       41,718       40,773
          Other                           1,401        1,397        1,450        1,743        2,023
                                     -----------  -----------  -----------  -----------  -----------
            Total operating revenues     46,290       45,903       60,733       94,692      102,903

       Operating expenses
          Lease operations and
           other direct charges          11,654       12,467       18,833       29,802       28,699
          Depreciation, depletion
           and amortization              14,603       15,142       22,522       41,080       39,933
          Provision for impairment of
           oil and gas properties           -            -         53,320       94,241          -
          General and administrative      3,179        3,468        6,441       12,656       13,555
          (Gain) loss on disposal of
           U.S. assets                      -          (513)       34,942          -            -
                                     -----------  -----------  -----------  -----------  -----------
       Operating income (loss)           16,854       15,339     (75,325)     (83,087)       20,716


       Non-operating expenses
         (income)                         4,012        3,672        3,716        4,652       (5,732)
       Income and other taxes             6,029        5,995       (9,788)     (25,153)      10,922
                                     -----------  -----------  -----------  -----------  -----------
       Earnings (loss) from
        continuing operations             6,813        5,672      (69,253)     (62,586)      15,526
       Earnings (loss) from
        discontinued operations             -            -         (1,050)         -         11,633
       Cumulative effect of change
        in accounting principle             -          5,334          -            -            -
                                     -----------  -----------  -----------  -----------  -----------
       Net earnings (loss)           $    6,813   $   11,006   $  (70,303)  $  (62,586)  $   27,159
                                     ===========  ===========  ===========  ===========  ===========


       Returns
          Return on sales (1)            14.72%       12.36%     (114.03%)     (66.1%)       15.1%
          Return on assets (2)            3.24%        2.59%      (16.29%)     (11.3%)        3.8%
          Return on equity (3)            6.77%        5.93%      (37.56%)     (24.9%)        6.4%


       Financial Position
          Working capital            $    9,688   $    6,912   $   11,020   $   (2,570)  $    2,680
          Current ratio                    1.62         1.28         1.58         0.92         1.06
          Net property, plant
           and equipment             $  185,382   $   177,915  $  182,130   $   383,362  $  500,848
          Total assets               $  211,589   $   210,174  $  218,985   $   425,031  $  558,892
          Net long-term debt         $   61,547   $    51,325  $   69,725   $   167,407  $  191,799
          Shareholders' equity       $   96,831   $   100,599  $   95,587   $   184,357  $  251,251
          Total debt as a % of
           capitalization (4)             38.86%        36.16%      42.30%        47.90%     43.40%
          Oil and gas capital
           expenditures (9)          $   41,220   $    19,461  $   17,031   $    34,157  $  201,803
          Standardized measure of
           discounted future net
           cash flows (pre-tax)      $  204,084   $   266,979  $  210,373   $   325,561  $  503,760

                                                                 OPERATING DATA
                                                                 Average Prices
                                ---------------------------------------------------------------------------------------

      As of or for the year          Oil & Condensate            Natural Gas Liquids               Natural Gas
      ended December 31,             ($ per barrel) (7)             ($ per barrel)          ($ per thousand cubic feet)
                                ---------------------------  ----------------------------   ---------------------------
      1994 (10)                           15.52                          8.87                       1.53 (12)

      1993 (10)                           15.98                          9.82                       1.44

      1992
       - Canada                           18.37                          9.79                       1.16
       - U.S. (10)                        16.97                         11.00                       1.58
      Total Company                       17.74                         10.26                       1.28

      1991
      - Canada                            19.97                         10.45                       1.22
      - U.S.                              18.97                         12.54                       1.67
      Total Company                       19.32                         11.72                       1.41

      1990
      - Canada                            21.72                         11.80                       1.37
      - U.S.                              21.22                         10.78                       1.83
      Total Company                       21.38                         11.37                       1.57


                                                                    Sales
                       -------------------------------------------------------------------------------------------------
                          Oil & Condensate      Natural Gas Liquids           Natural Gas         Oil & Gas Equivalents
                       (thousands of barrels)  (thousands of barrels)     (million cubic feet)    (thousands of barrels)(5)
                       ----------------------  ----------------------    ----------------------   ----------------------
      1994 (10)                  731                     231                     20,492                    4,377

      1993 (10)                  742                     247                     20,969                    4,484


      1992
      - Canada                   776                     220                     17,309                     3,881
      - U.S. (10)                633                     132                      6,671                     1,877
                       ----------------------  ----------------------    ----------------------   ----------------------
      TOTAL                    1,409                     352                     23,980                     5,758


      1991
      - Canada                   797                     228                     17,030                     3,863
      - U.S.                   1,502                     354                     12,511                     3,941
                       ----------------------  ----------------------    ----------------------   ----------------------
      TOTAL                    2,299                     582                     29,541                     7,804


      1990
      - Canada                   835                     214                     14,626                     3,487
      - U.S.                   1,780                     155                     11,354                     3,827
                       ----------------------  ----------------------    ----------------------   ----------------------
      TOTAL                    2,615                     369                     25,980                     7,314



                                                 PROVED RESERVES

                       Oil, Condensate
                    & Natural Gas Liquids         Natural Gas          Oil & Gas Equivalents
                    (thousands of barrels)    (million cubic feet)    (thousands of barrels) (5)
                    ----------------------   ----------------------   ----------------------
      1994 (11)            10,716                   299,896                   60,698

      1993 (11)            13,234                   277,411                   59,469


      1992
      - Canada             13,984                   271,825                   59,288
      - U.S.                 -                        4,518                      753
                    ----------------------   ----------------------   ----------------------
      TOTAL                13,984                   276,343                   60,041


      1991
      - Canada             14,384                   280,730                   61,172
      - U.S.               11,693                    80,464                   25,104
                    ----------------------   ----------------------   ----------------------
      TOTAL                26,077                   361,194                   86,276

      1990
      - Canada             15,381                   295,110                   64,566
      - U.S.               13,881                    93,732                   29,503
                    ----------------------   ----------------------   ----------------------
      TOTAL                29,262                   388,842                   94,069


                                                As of or for the year ended December 31,
                                           1994        1993        1992        1991        1990
                                        ---------   ---------   ---------   ---------   ---------
                                                ($ in thousands, except per share amounts)

          Data per Share
          Book value per share (6)      $  10.32    $  10.47    $   9.95    $  19.19    $  25.72
          Cash dividends declared       $    -      $    -      $    -      $   0.08    $   0.29
          Weighted average shares
           outstanding                     9,583       9,675       9,630       9,618      10,351
          Earnings (loss) from
           continuing operations        $   0.71    $   0.59    $  (7.19)   $  (6.51)   $   1.50
          Earnings (loss) from
           discontinued operations           -           -         (0.11)        -          1.12
          Cumulative effect of change
           in accounting principle           -          0.55         -           -           -
                                        ---------   ---------   ---------   ---------   ---------
          Net Earnings (loss)           $   0.71    $   1.14    $  (7.30)   $   (6.51)  $    2.62
                                        =========   =========   =========   =========   =========



          NOTES:

          (1) Return on sales was calculated by dividing earnings (loss) from continuing operations by total operating revenues.
          (2) Return on assets was calculated by dividing earnings (loss) from continuing operations by beginning total continuing assets.
          (3) Return on equity was  calculated by dividing earnings  (loss)
             from continuing operations by beginning shareholders' equity.
          (4) Total debt  as  a  %  of  capitalization  was  calculated  by dividing total debt by shareholders' equity plus total debt.
          (5) Gas is converted to oil at 6,000 cubic feet per barrel.
          (6) Book value per share was calculated by dividing shareholders' equity by the total year-end shares outstanding.
          (7) Includes the effect  of hedge contracts.   Prices before  the
             effect  of  hedging  were   $15.43  for  the  1994   combined
             operations, $17.45 for the U.S. and $18.74 for Canada in 1992, $18.77 for the U.S. and $19.75 for Canada in 1991, and
             $22.07 for the  U.S. and $22.73  for Canada  in 1990.   There
             were no oil hedge contracts in place during 1993.
          (8) Includes the effect of the Royal acquisition.
          (9) 1992 includes six months of U.S. expenditures on all divested
             properties,  and  12  months   of  California  and   Canadian
             properties; 1993 includes six months of U.S. expenditures on divested California properties, and 12 months of expenditures in Canada and on the one remaining oil well in California.
          (10) There were no U.S. expenditures incurred during 1994.
             1992 includes six months of U.S. operating data on divested
             properties, and  12 months  of  California properties.    For
             1993,  six  months  of   U.S.  operating  data  on   divested
             properties,  and  12  months  of  the   remaining  California
             property has been combined with Canadian operating data due to the immateriality in relation to the operating results as
             a whole.    1994  again  represents  the  combined  U.S.  and
             Canadian operations.
           (11) U.S. reserve data has been combined with Canada for 1993 due to the immateriality of the U.S. reserves in relation to the total Company reserves as a whole. No U.S. reserves have been assigned at December 31, 1994.
           (12) Includes the effect of hedge contracts. 1994 prices before the effect of hedging averaged $1.47 for the combined operations.

          Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and to the Financial Statements and Supplementary Financial Information for a discussion of the Company's operations and financial position.

          ITEM 7.  MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            SUMMARY OF FINANCIAL DATA
            -------------------------
                                           For the years ended December 31,
                    ($ in millions)         1994         1993         1992
                                          ------        ------       ------
                    Revenues              $ 46.3        $ 45.9       $ 60.7

                    Operating income
                     (loss)               $ 16.9        $ 15.3       $(75.3)

                    Earnings (loss)
                     from continuing
                     operations           $  6.8        $  5.7       $(69.3)

                    Loss from
                     discontinued
                     operations           $   -         $   -        $ (1.1)

                    Cumulative effect of
                     change in accounting
                     principle            $   -         $  5.3       $   -

                    Net earnings (loss)   $  6.8        $ 11.0       $(70.3)

                    Cash flows from
                    continuing operations $ 20.2        $ 31.5       $ 28.7

          OVERVIEW
          --------

          1994 earnings and earnings per share from continuing operations rose 20.1% and 20.3%, respectively, compared with 1993. These improved results were reflective of significantly higher natural gas prices during the first nine months of 1994, as well as increasing oil prices in the last half of 1994 and the positive impact of the Company's hedging activities. 1994 results also reflect the impact of the lower Canadian dollar exchange rate, resulting in lower U.S. dollar equivalent expenses.

          Net earnings for 1994 were $4.2 million lower and $77.1 million higher than in 1993 and 1992, respectively. 1993 earnings included a one-time tax benefit of $5.3 million due to the adoption of Statement of Financial Accounting Standard (SFAS) 109 ``Accounting for Income Taxes''. The net loss in 1992 was primarily due to the loss of $34.9 million pre-tax ($32.3 million after-tax) on the disposition of substantially all of the Company's U.S. oil and gas properties to Louis Dreyfus Gas Holdings Inc., and the writedown of oil and gas properties of $53.3 million pre-tax ($40.6 million after-tax).

          ITEM 7.  MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


          DISPOSITION OF ASSETS
          ---------------------

          In November 1994, the Company announced the sale of its interest in a gas plant, leasehold, and other tangible property in the Claresholm area in the Province of Alberta, Canada. The sale was effective November 1, 1994 for proceeds of $9.0 million. During the third quarter of 1994, the Company sold its interest in leasehold and tangible property in the Buick Creek area of the Province of British Columbia, Canada for proceeds of $0.4 million. In March 1994, the Company sold its interest in leasehold and tangible property in the Rigel area of the Province of British Columbia, Canada for proceeds of $3.6 million. In accordance with the full cost method of accounting, the proceeds received for the 1994 dispositions were credited to the full cost pool; therefore, no gains or losses were recorded on the sales.

          Effective July 1, 1993, the Company sold all of its California gas wells to Samedan Oil Corporation for $5.1 million. Consistent with the full cost method of accounting on a cost center basis, the Company recorded a $0.5 million pre-tax and after-tax gain on the disposition of the California gas wells in the third quarter of 1993. The Company also closed its exploration office in Bakersfield in 1993. The Company's only remaining assets in the U.S. are a non-operated working interest oil well in California and acreage adjacent thereto.

          On July 9, 1992, the Company announced that it had entered into a definitive agreement to sell substantially all of its U.S. oil and gas properties to Louis Dreyfus Gas Holdings Inc. On October 16, 1992, the Dreyfus transaction was approved by the shareholders at a special shareholders' meeting, and the closing of the transaction was completed on the same day. The Company did not sell its California properties in this transaction. The Company received $104.0 million of gross proceeds from the sale, which included approximately $6.0 million of cash flow from the properties from the effective date (July 1, 1992). In addition, Dreyfus assumed certain liabilities. In 1992 a loss on the disposition of $34.9 million was recorded ($32.3 million after-tax).

          Sales revenues and volumes, lease operating expenses and depreciation, depletion and amortization (DD&A) associated with the U.S. divested properties for the six months ended June 30, 1993 and 1992, are shown under Note C, Disposition of Assets in the Notes to the Consolidated Financial Statements.

          DRILLING ACTIVITY
          -----------------
          Consistent with its focus on long-term growth through exploration and development, the Company participated in the drilling of 68 exploration and development wells (49.96 net wells) during 1994, with a success rate of 78% (82% on a net well basis). Fifty-six gas targets and twelve oil targets were drilled, primarily in the Nevis and Kaybob areas of Alberta, and in northeast British Columbia. Of particular significance was a successful 100% Company-owned and operated well drilled in the first quarter on the Hunter prospect in northeast British Columbia, where 26 feet of gas pay in the Halfway zone was encountered, with an established production test rate of 6.4 MMCF per day before royalties at 375 psi flowing tubing pressure. The well is expected to be tied in during the first half of 1995.

          The Company participated in the drilling of 26 net wells in 1993 and 16 net wells in 1992.

          ITEM 7.  MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          OPERATING REVENUES
          ------------------

             Total Company Price and Sales Data (1)
             --------------------------------------

                                            For the  years ended  December 31,
                                                         1994       1993      1992
                                                         ----       ----      ----
               Oil and condensate price ($ per Bbl)*    $15.52     $15.98    $17.74

               Oil and condensate volumes (Mbbls)          731        742     1,409

               Natural gas liquids price ($ per Bbl)     $8.87      $9.82    $10.26

               Natural gas liquids volumes (Mbbls)         231        247       352

               Gas price ($ per Mcf)*                    $1.53      $1.44     $1.28

               Gas volumes (Mcf)                        20,492     20,969    23,980

               * Includes the effect of hedging contracts

               (1)1993 includes  price  and  sales data  on  the  divested
                  California properties for 6 months, and 12 months of data relating to Canada and the one remaining oil well in California. 1992 includes 6 months of U.S. data relating to divested properties, and 12 months of Canadian and California data.

          1994 operating revenues of $46.3 million increased slightly from $45.9 million in 1993. The increase was mainly due to higher gas prices during the first nine months of 1994 and the positive impact of the Company's hedging activities, partially offset by decreased gas production and low oil prices during the first half of the year, and weakening gas prices in the last quarter. The 23.8% decline in 1994 operating revenues compared to 1992 results primarily from the disposition of the U.S. oil and gas properties in prior years.

          Gas revenues for 1994 increased to $31.5 million from $30.2 million in 1993 and $30.7 million in 1992. This was due to improved gas prices which rose to an average of $1.61 per thousand cubic feet (MCF) during the first nine months of 1994, compared to $1.40 and $1.23 during the 1993 and 1992 comparative periods, respectively. A significant weakening in gas prices was seen in the 1994 fourth quarter, however, with an average Company gas price of $1.32 per MCF compared to $1.56 and $1.45 in 1993 and 1992, respectively. System gas prices received during the first nine months of 1994 were 18.8% and 33.3% higher than in the 1993 and 1992 comparative periods, respectively. Fourth quarter system gas prices were $1.00 per MCF compared to $1.56 in 1993 and $1.38 in 1992. Direct gas sales (short-term and spot) prices for the first nine months of 1994 were $1.41, up 9.3% and 80.8% compared to 1993 an 1992, respectively. For the fourth quarter, direct gas sales prices were $0.91 per MCF in 1994, $1.49 in 1993 and $1.35 in 1992. System and direct gas sales accounted for approximately 42% and 58%, respectively, of total Company 1994 gas sales volumes.

          1994 gas sales volumes were down 2.3% from 1993 and 14.5% from 1992. This decline was principally due to the disposition of the Company's U.S. oil and gas properties in 1992 and 1993 (see Note C, ``Disposition of Assets,'' in the Notes to the Consolidated Financial Statements). In addition, a unitization adjustment was recorded in the second quarter of 1993, resulting in additional gas volumes relating to prior periods of approximately 220 MMCF. General field declines, compressor installations and repairs, and several plant turnarounds also resulted in some curtailment of production during the first half of 1994. Gas volumes for the third and fourth quarters were 13.0% and 3.8% higher, respectively, in 1994 versus 1993.

          ITEM 7.  MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          OPERATING REVENUES (CONTINUED)
          ------------------------------

          The Company's 1994 oil and condensate prices were 2.9% and 12.5% lower compared to 1993 and 1992, respectively. During the first six months of 1994, the Company received an average of $14.36 per barrel versus $17.49 in 1993. These prices followed changes in the WTI oil price, which averaged $16.28 per barrel during the first half of 1994 compared with $19.82 per barrel in the 1993 comparative period. A significant recovery was seen in the second half of 1994, however, with the Company's oil and condensate prices and the WTI oil price averaging $16.69 and $18.08 per barrel, respectively. Natural gas liquids prices similarly followed those of oil and condensate, with the Company receiving an average price of $2.18 per barrel less in the first half of 1994 versus 1993, but a 36 cent higher price in the second half of 1994 versus 1993. Combined 1994 oil, condensate and natural gas liquids volumes decreased slightly from 1993. The decrease in oil, condensate and natural gas liquids volumes of 799 Mbbls compared to 1992, again related to the disposal of the U.S. properties in 1992 and 1993.

          During 1994, the Company tied in approximately 17.1 MMCFD of gas production. Forty-five gas wells in the Province of Alberta and nine oil wells in the Province of British Columbia were brought onto production during 1994. The Company's new plant in the
          Godin area in the Province of Alberta also commenced gas processing in December 1994. The plant was at full capacity beginning in January 1995 with a capability of approximately 10.0 MMCF per day.

          To protect against oil and natural gas price fluctuations, the Company has entered into various hedge contracts for a portion of its oil and gas (see Note H, ``Commitments and Contingencies and Off-Balance Risks, Hedge Contracts,''in the Notes to the Financial Statements). A net gain of $1.5 million was recognized as a component of operating revenues in 1994 as a result of these hedge contracts. The effect of the gain on average prices was 34 cents per BOE based on total Company volumes.

          OPERATING EXPENSES
          ------------------

          1994 lease operating expenses and other direct charges were down 6.5% compared to 1993, and 38.1% compared to 1992. These declines primarily result from the disposition of the Company's U.S. properties in 1992 and 1993 (see Note C, ``Disposition of Assets'' in the Notes to the Consolidated Financial Statements), processing rate adjustments relating to current and prior years' production from two of the Company's non-operated fields, and a lower Canadian dollar exchange rate. In addition, a third party gas processing fee adjustment for 1991 and 1992 of $.6 million was recorded in the second quarter of 1993. During the 1994 fourth quarter, higher non-operated and third party processing costs, processing revenue adjustments relating to prior years and workover costs were incurred, which partially offset the decreases during the first nine months of 1994. Excluding the impact of the Canadian dollar exchange rate, the Company has maintained a constant per barrel of oil equivalent lease operating cost figure for 1994, 1993 and 1992.

          1994 depreciation, depletion and amortization expense (``DD&A'') fell $0.5 million from 1993, primarily due to the disposition of the Company's higher cost California properties in 1993, lower sales volumes and a lower Canadian DD&A rate resulting from lower exchange rates. 1994 DD&A expense decreased $7.9 million from 1992, principally due to the sale of the U.S. assets and writedowns of oil and gas properties in 1992.

          1994 general and administrative expense decreased by $0.3 million and $3.3 million compared to 1993 and 1992, respectively. This was primarily due to the lower Canadian dollar and the closure of the California and Denver offices in 1993 and 1992, partially offset by increased costs resulting from increased Canadian office staff levels.

          ITEM 7.  MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          OPERATING EXPENSES (CONTINUED)
          ------------------------------

          In 1992, the Company recorded a $53.3 million writedown of its Canadian and U.S. oil and gas properties. The $0.5 million gain on disposal in 1993 resulted from the sale of the California gas wells to Samedan Oil Corporation. The $34.9 million loss in 1992 related to the sale of the U.S. oil and gas properties to Louis Dreyfus Gas Holdings Inc.

          NON-OPERATING ITEMS
          -------------------

          1994 interest expense, net of interest income and capitalized interest, increased 6.6% compared to 1993. The increase was due to additional interest charges on the Company's Canadian revolving term credit facility, partially offset by lower capitalized interest and exchange rates, and lower U.S. interest costs as a result of the repurchase of a portion of the Company's public notes in 1993. 1994 net interest expense was $2.9 million below 1992, mainly due to the repurchase of $18.4 million in 1993 and $55.3 million in 1992 of the Company's publicly held notes.

          Net other income in 1994 related mainly to settlement of a prior year lawsuit for which an allowance had previously been provided, and gas contract and transportation adjustments. Offsetting these 1994 income items were a net foreign exchange loss arising from translation of monetary items related to the Canadian operations and a provision for merger costs incurred to year end (see ``Prospective and Other Information ''further in this section). Net other income in 1993 primarily related to a gas contract settlement. In 1992, the Company recorded a $2.0 million gain on the sale of its 5% interest in Natural Gas Clearinghouse (``NGC''). Equity earnings from the partnership interest in NGC of $0.8 million were also recognized in 1992.

          INCOME TAXES
          ------------

          In 1994, the income tax expense reflected a different effective tax rate (47.0%) from the statutory Canadian income tax rate of 44.34%, mainly due to non-income and other tax charges (capital and withholding taxes).

          At December 31, 1994, the Company had various offsetting tax matters pending relating to the Canadian operations which have not been provided for in the financial statements. In the opinion of management the net impact of these matters will not have a material effect on the consolidated financial position, results of operations, or liquidity of the Company, and will be provided for in the financial statements if required upon resolution of each item.

          The Company adopted Statement of Financial Accounting Standard (``SFAS'') No. 109, ``Accounting for Income Taxes'' as of January 1, 1993. A one-time benefit adjustment of $5.3 million was recognized in the first quarter of 1993.

          The tax benefit of $9.8 million for 1992 resulted from the disposition of U.S. assets and the writedown of oil and gas properties in 1992.

          ITEM 7.  MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          CASH FLOWS FROM OPERATING ACTIVITIES
          ------------------------------------

          1994 cash flows from operating activities before changes in assets and liabilities increased $1.8 million from 1993 and decreased $4.7 million from 1992. 1994 and 1993 reflects the Company as a primarily Canadian operation, while 1992 included revenues from the U.S. assets which were subsequently sold. The increase in 1994 from 1993 is primarily due to higher operating revenues, as well as lower operating expenses which are impacted by the lower Canadian dollar exchange rate.

          Cash flows from continuing operations decreased by 25.1% from 1993, mainly due to a lower year-end accounts payable and other current liabilities balance, and an increase in accounts receivable and other current assets. In addition, the Company received U.S. tax refunds of $5.6 million from tax loss carrybacks during 1993.

          Taxes paid in 1994, 1993, and 1992 primarily relate to the Canadian Large Corporations Tax, withholding taxes and franchise taxes.

          Cash flows from discontinued operations in 1994, 1993 and 1992 relate to settlement of pending litigation from prior years.


          CASH FLOWS FROM INVESTING ACTIVITIES
          ------------------------------------


          Purchases of property, plant and equipment were $43.0 million in 1994 compared to $22.9 million in 1993 and $25.1 million in 1992, reflecting a significant increase in capital spending related to exploration and development.

          During 1994, the Company disposed of its interest in various property in the Buick Creek and Rigel areas of the Province of British Columbia, Canada, the Claresholm area of the Province of Alberta, Canada, and other miscellaneous assets for total proceeds of $13.7 million. In accordance with the full cost method of accounting, the proceeds were credited to the full cost pool, therefore no gains or losses were recorded on the sales (see Note C, ``Disposition of Assets,'' in the Notes to the Consolidated Financial Statements).

          1993 proceeds of $0.9 million from the sale of property, plant and equipment were received primarily as a result of the sale of several small Canadian properties. 1993 proceeds of $6.2 million from the sale of U.S. assets were composed of $5.1 million from the sale of the California gas wells to Samedan Oil Corporation in the third quarter of 1993, and additional proceeds received in the first quarter of 1993 of $1.1 million relating to the 1992 disposition of U.S. assets to Dreyfus.

          Proceeds  from  the  disposition  of  U.S.  assets  to   Dreyfus,
          excluding post effective date revenues retained and offset against the purchase price, were $97.1 million in 1992. Additional 1992 divestiture proceeds of $7.8 million were received primarily as a result of the sale of some smaller U.S. properties. Also, $7.5 million was received during the second quarter of 1992 from the sale of the Company's interest in NGC.

          CASH FLOWS FROM FINANCING ACTIVITIES
          ------------------------------------

          Cash flows from financing activities resulted in an inflow of $1.6 million in 1994 compared with outflows of $13.0 million and $99.6 million for 1993 and 1992, respectively.

          ITEM 7.  MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          CASH FLOWS FROM FINANCING ACTIVITIES (CONTINUED)
          ------------------------------------------------


          Net short-term and long-term borrowings under the Canadian revolving term credit facility increased in 1994 by $5.0 million over the year. The Company repaid $1.8 million of its revolving term credit facility during the first quarter of 1994, and drew down $14.3 million in the second and third quarters to fund the Company's increased capital spending and repurchases of stock. With the sale of the Claresholm property (see Note C ``Disposition of Assets'' in the Notes to the Financial Statements), the Company repaid $7.5 million in the 1994 fourth quarter.

          Discretionary cash outflows for the 1995 calendar year are anticipated to equal or exceed cash flow from operating activities, therefore, the Company does not intend to make any repayments on the revolving term credit facility during 1995. Accordingly, the revolving term credit facility has been reclassified to long-term debt at December 31, 1994 for financial statement purposes (see Note G, ``Debt'' in the Notes to the Consolidated Financial Statements with respect to repayment requirements). There was no change in the Company's long-term publicly held note balances during 1994.

          As announced in 1989, the Company's Board of Directors authorized the purchase of up to one million shares of the Company's Class A Stock or Class B (nonvoting) Stock. On July 27, 1994, the Board passed a resolution to authorize the repurchase from time to time, of up to one million shares of Class A Stock and/or Class B (nonvoting) Stock. This resolution replaced and is in lieu of any authority to repurchase stock granted in any prior resolution. A total of 220,000 shares were purchased during the second and third quarters of 1994 at an average price of $15.39, 77,500 of which were purchased subsequent to the July 27, 1994 resolution.

          In 1993, the Company repurchased $18.4 million of its publicly held notes ($1.9 million of its 9 7/8 % notes and $16.5 million of its 10% notes) and 7,191 shares of its common stock. The Company also borrowed $5.7 million under its revolving term credit facility in December 1993.

          During 1992, the Company used proceeds from asset sales to pay down a net $99.3 million in debt and repurchased $55.3 million of its publicly held notes ($43.9 million of its 9 7/8% notes and $11.4 million of its 10% notes). The Company also repaid its line of credit in full, representing a net $42.0 million reduction during 1992, and repaid other debt totalling $2.0 million. In addition, the Company repurchased 31,365 shares of its stock in the open market for $0.3 million during 1992.

          LIQUIDITY
          ---------

          The Company plans to fund its capital expenditures, working capital needs and interest payments through its operating cash flow and a combination of term debt and the revolving term credit facility. At December 31, 1994, the Company had $15.0 million in cash and short-term investments, and $11.2 million available under its Canadian revolving term credit facility (see Note F to the Consolidated Financial Statements).

          PROSPECTIVE AND OTHER INFORMATION
          ---------------------------------


          On December 21, 1994, the Company announced it had entered into a merger agreement with Houston-based Apache Corporation (``Apache``), whereby the outstanding shares of DEKALB Class A Stock and Class B (nonvoting) Stock will be converted into Apache Common Stock at a conversion rate as specified in the agreement. The Board of Directors is recommending approval and adoption of the merger, which is expected to be considered at a Special Meeting of the shareholders in the second quarter of 1995. Reference is made to the Form S-4 Registration Statement filed by Apache with the Securities and Exchange Commission on January 17, 1995 (Registration No. 33-57321).

          ITEM 7.  MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


          PROSPECTIVE AND OTHER INFORMATION (CONTINUED)
          ---------------------------------------------

          Given its successful drilling program and capital spending for 1994, the Company has more than replaced 1994 production of about 4,400 MBOE's. Deliverability at December 31, 1994 was 67 million cubic feet per day net working interest after royalty compared to 57 million cubic feet per day at December 31, 1993. The Company plans to maintain an active exploration, development and acquisitions program. Capital expenditures for the first half of 1995 are budgeted to be approximately $14 million.

          The Company announced in November 1994 its intention to repurchase $22.1 million of its 10% public notes in the second quarter of 1995, at which time they will be callable at par. The Company is currently reviewing this option in light of increasing interest rates in both the U.S. and Canada. If this option is pursued, the repurchase will be funded through the Company's operating cash flow, cash reserves, and revolving term credit facility.

          On April 12, 1994 the Company's Class B (nonvoting) Stock began trading on the Toronto Stock Exchange in addition to the
          NASDAQ/NMS. The additional listing is in recognition of the Company's focus on its Canadian asset base, and is intended to increase the Company's profile among Canadian analysts and attract additional Canadian investors.


          Other Future Uncertainties
          --------------------------


          The prices obtained for the sale of oil and natural gas have a significant impact on the Company's future earnings and cash flows. The Company sells its gas on the spot market and under short and long-term contracts. A majority of gas contracts do not have fixed prices; therefore, gas prices are subject to volatility depending on fluctuations in the gas market. Oil prices generally follow worldwide oil prices, which are subject to fluctuations resulting from world supply and demand. Oil and gas prices also affect the estimated present value of the Company's reserves, which is a component of the quarterly full cost ceiling test. Spot market prices for natural gas decreased significantly in the fourth quarter of 1994, and have continued to deteriorate subsequent to year end. An impairment of the Company's capitalized costs would not be required using current prices. However, should natural gas prices continue to decline from current levels, the Company could be required to record a non-cash writedown of its oil and gas properties during 1995. To protect against exposure to future price fluctuations, the Company has entered into hedge contacts for a portion of its oil and gas production.

          The Company's future oil and gas production is dependent in part on the replacement of production with new reserves and its ability to market its deliverable quantities of production. The Company plans to concentrate on exploring for additional gas reserves and developing shut-in gas properties where economically feasible. The Company will also continue to pursue oil prospects where there is potential for significant reserve additions and immediate opportunities for development. In marketing its reserves, the Company plans to continue to increase geographical diversity within the customer portfolio, targeting, in particular, California and the U.S. Pacific Northwest markets. In addition, the Company intends to continue to shift more natural gas production into direct sales contracts, which generally are one year in length. 1995 production volumes are expected to more than equal 1994 volumes.

          ITEM  8. FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY   FINANCIAL
                   INFORMATION


                                  AUDITORS' REPORT

          To the  Shareholders  and Board  of  Directors of  DEKALB  Energy
          Company:

          We have audited the consolidated balance sheets of DEKALB Energy Company as at December 31, 1994 and 1993, and the consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

          In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of DEKALB Energy Company as at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December
          31, 1994, in accordance with United States generally accepted accounting principles.

                                                           COOPERS & LYBRAND
                                                           -----------------
          Calgary, Alberta                                 Coopers & Lybrand
          February 13, 1995

                      RESPONSIBILITIES FOR FINANCIAL STATEMENTS

          The financial statements on the following pages for the years ended December 31, 1994, 1993, and 1992 were prepared by management in accordance with generally accepted accounting principles appropriate in the circumstances.

          The integrity and objectivity of data in these financial statements and related financial data are the responsibility of management. The financial statements are presented on the accrual basis of accounting and, accordingly, include some amounts based on judgments of management. Management maintains what it believes to be an adequate system of internal accounting controls. More fundamentally, the Company seeks to ensure objectivity and integrity of its accounts by its selection of qualified personnel, by organizational arrangements that provide an appropriate division of responsibility, and by communicating its policies and standards throughout the organization.

          DEKALB Energy Company has engaged Coopers & Lybrand, Chartered Accountants, to audit these financial statements. Their report is included herein which advises that the audit was conducted in accordance with generally accepted auditing standards. Those standards require that they plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. They include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. They also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

          The Board of Directors pursues its responsibility for these financial statements through its Audit Committee composed of outside directors. Coopers & Lybrand has full and free access to the Audit Committee and has met with it to discuss auditing and financial reporting matters.







          DONALD MCMORLAND                        JOHN LETETA
          ----------------                        -----------
          Donald McMorland                        John Leteta
          President                               Vice President, Finance
                                                  and Treasurer




          EDDY Y. TSE
          -----------
          Eddy Y. Tse
          Chief Accounting Officer

                                                   DEKALB Energy Company

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         ($ in thousands, except per share amounts)

                                                                                       For the years ended December 31,
                                                                                     1994            1993           1992
                                                                                   ---------       --------       ---------
         OPERATING REVENUES (Note H)
            Oil and liquids sales                                                  $ 13,398       $  14,291       $ 28,605
            Natural gas sales                                                        31,491          30,215         30,678
            Other                                                                     1,401           1,397          1,450
                                                                                   ---------       ---------      ---------
         Total operating revenues                                                    46,290          45,903         60,733

         OPERATING EXPENSES
            Lease operations and other direct charges                                11,654          12,467         18,833
            Depreciation, depletion and amortization                                 14,603          15,142         22,522
            Provision for impairment of oil and gas properties                          -             -             53,320
            General and administrative                                                3,179           3,468          6,441
            (Gain) loss on disposal of U.S. assets (Note C)                             -              (513)        34,942
                                                                                   ---------       ---------      ---------
         Operating income (loss)                                                     16,854          15,339        (75,325)

         Interest expense, net (Note D)                                               4,047           3,795          6,938
         Other income, net (Note D)                                                     (35)           (123)        (3,222)
                                                                                   ---------       ---------      ---------
         Earnings (loss) from continuing operations before income
            and other taxes                                                          12,842          11,667        (79,041)
         Income and other taxes (Note E)                                              6,029           5,995         (9,788)
         Earnings (loss) from continuing operations                                   6,813           5,672        (69,253)
                                                                                   ---------       ---------      ---------
         Loss from discontinued operations (net of applicable income
            taxes) (Note M)                                                             -               -           (1,050)
         Cumulative effect of change in accounting principle (Note E)                   -             5,334           -
                                                                                   ---------       ---------      ---------
         NET EARNINGS (LOSS)                                                       $  6,813       $  11,006       $(70,303)
                                                                                   =========       =========      =========


         Earnings (loss) per share:
            Earnings (loss) from continuing operations                             $   0.71       $    0.59          (7.19)
            Loss from discontinued operations                                           -               -            (0.11)
            Cumulative effect of change in accounting principle                         -              0.55           -
                                                                                   ---------       ---------      ---------
         NET EARNINGS (LOSS) PER SHARE                                             $   0.71       $    1.14       $  (7.30)
                                                                                   =========       =========      =========


         Weighted average shares outstanding (in thousands)                           9,583           9,675          9,630

         The accompanying notes are an integral part of the financial statements.


                                                       DEKALB Energy Company

                                                    CONSOLIDATED BALANCE SHEETS
                                                          ($ in thousands)

                                                               ASSETS
                                                                                                    As of December 31,
                                                                                                 1994            1993
                                                                                             ------------   -----------
           Current assets:
              Cash and cash equivalents (Note O)                                            $     14,980   $    22,664
              Accounts receivable                                                                  9,509         7,874
              Other current assets                                                                   928           866
                                                                                             ------------   -----------
                        Total current assets                                                      25,417        31,404
           Other assets                                                                              790           855
           Property, plant, and equipment:
              Oil and gas assets, full cost method
                 Proved properties, being amortized                                              312,649       298,235
                 Unproved properties and properties under development,
                    not being amortized (Note N)                                                  11,454         9,048
              Other property and equipment                                                         2,791         2,817
              Less accumulated depreciation, depletion and amortization                         (141,512)     (132,185)
                                                                                             ------------   -----------
                          Net property, plant and equipment                                      185,382       177,915
                                                                                             ------------   -----------
           TOTAL ASSETS                                                                     $    211,589   $   210,174
                                                                                             ============   ===========


                                                LIABILITIES AND SHAREHOLDER
           Current liabilities:
              Short-term borrowings (Note G)                                                $        -     $     5,663
              Accounts payable                                                                    11,820        13,868
              Other current liabilities (Note F)                                                   3,909         4,961
                                                                                             ------------   -----------
                          Total current liabilities                                               15,729        24,492
           Other liabilities                                                                      10,386        10,913
           Deferred income taxes (Note E)                                                         27,096        22,845
           Long-term debt (Notes G and O)                                                         61,547        51,325
                                                                                             ------------   -----------
           TOTAL LIABILITIES                                                                     114,758       109,575
                                                                                             ------------   -----------
           Commitments and contingencies (Note H)
           Shareholders' equity (Note I):
              Capital stock:
                 Class A; $.625 stated value; 6,000,000 shares
                    authorized; 2,381,106 shares issued at December 31, 1994;
                    2,418,000 shares issued at December 31, 1993                                   1,488         1,511
                 Class B (nonvoting); $.625 stated value; 13,000,000 shares authorized; 11,297,377 shares issued at December 31, 1994;
                    11,260,483 shares issued at December 31, 1993                                  7,061         7,038
              Capital in excess of stated value                                                   51,657        51,657
              Retained earnings                                                                  149,367       142,554
              Currency translation adjustments                                                   (19,337)      (12,141)
                                                                                             ------------   -----------
                                                                                                 190,236       190,619
              Treasury shares, at cost (4,292,258 shares in 1994 and
                 4,072,258 shares in 1993)                                                       (93,405)      (90,020)
           TOTAL SHAREHOLDERS' EQUITY                                                             96,831       100,599
                                                                                             ------------   -----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $    211,589   $   210,174
                                                                                             ============   ===========

           The accompanying notes are an integral part of the financial statements



                                                     DEKALB Energy Company

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        ($ in thousands)

 CASH FLOWS from OPERATING ACTIVITIES                                              For the years ended December 31,
                                                                             1994              1993              1992
                                                                          ----------        ----------        ----------
    Net earnings (loss)                                                  $    6,813        $   11,006        $ (69,253)
    Adjustments to reconcile net earnings (loss) to net
       cash flows from operating activities:
       Depreciation, depletion and amortization                              14,603            15,142           22,522
       Provision for impairment of oil and gas properties                       -                 -             53,320
       Provision (benefit) for deferred income taxes                          5,554             5,226           (8,342)
       Cumulative effect of change in accounting principle                      -              (5,334)             -
       (Gain) loss on disposal of U.S. assets                                   -                (513)          34,942
       Other                                                                    300               (86)          (1,176)
                                                                          ----------        ----------        ----------
                                                                             27,270            25,441           32,013

    Changes in assets and liabilities:
       Accounts receivable and other current assets                          (2,167)              949           12,017
       Other assets                                                              65             6,024           (4,553)
       Accounts payable and other current liabilities                        (2,383)           (1,311)         (17,330)
       Other liabilities                                                       (430)           (1,251)           3,427
       Current taxes payable                                                    -             -                  2,635
                                                                          ----------        ----------        ----------
          Cash flows from continuing operations                              22,355            29,852           28,209
                                                                          ----------        ----------        ----------
          Cash flows from discontinued operations                                70               840              480
                                                                          ----------        ----------        ----------
 NET CASH FLOWS from OPERATING ACTIVITIES                                    22,425            30,692           28,689
                                                                          ----------        ----------        ----------

 CASH FLOWS from INVESTING ACTIVITIES
    Purchases of property, plant and equipment                              (43,027)          (22,875)         (25,106)
    Proceeds from sale of property, plant and equipment                      13,671               912            7,750
    Proceeds from sale of U.S. assets                                           -               6,175           97,181
    Increase (decrease) in short-term payables for
       purchases of property, plant and equipment                            (2,115)            1,685              443
    Proceeds from sale of investments                                           -                 -              7,500
                                                                          ----------        ----------        ----------
 NET CASH FLOWS from INVESTING ACTIVITIES                                   (31,471)          (14,103)          87,768
                                                                          ----------        ----------        ----------

 CASH FLOWS from FINANCING ACTIVITIES
    Purchases of stock                                                       (3,385)              (79)            (328)
    Proceeds from exercise of stock options                                     -                   1               79
    Increase in long-term debt                                               10,479               -             35,000
    Net increase (decrease) in short-term borrowings                         (5,478)            5,455           (1,631)
    Payments made on long-term debt and net capital
       lease changes                                                            -             (18,400)        (132,688)

 NET CASH FLOWS from FINANCING ACTIVITIES                                     1,616           (13,023)         (99,568)
                                                                          ----------        ----------        ----------
 NET EFFECT of EXCHANGE RATES on CASH                                          (254)              226             (134)
                                                                          ----------        ----------        ----------
 Net increase (decrease) in cash and cash equivalents                        (7,684)            3,792           16,755
                                                                          ----------        ----------        ----------
 Cash and cash equivalents, prior year                                       22,664            18,872            2,117
                                                                          ----------        ----------        ----------
 CASH and CASH EQUIVALENTS, CURRENT YEAR                                 $   14,980        $   22,664        $  18,872
                                                                          ==========        ==========        ==========


 Note:  Cash paid during the period for:
                Income and other taxes                                   $      614        $      694        $     713
                Interest                                                 $    5,764        $    6,472        $   9,708
                Capitalized interest                                     $    1,146        $    1,515        $   2,961





 The accompanying notes are an integral part of the financial statements.



                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                         (in thousands)

                                               Issued
                                ------------------------------------
                                     Class A          Class B
                                                    (nonvoting)        Capital
                                      Stock            Stock          in Excess                 Currency         Treasury Stock
                               -----------------  -----------------   of Stated    Retained    Translation   --------------------
                                Shares   Amount    Shares   Amount      Value      Earnings    Adjustments    Shares      Amount
                               -------- --------  -------- --------   ---------    ---------   -----------   --------   ---------
DECEMBER 31, 1991                2,649   $1,655    11,027   $6,892     $52,377     $201,851     $12,016       (4,067)   $(90,434)
Net Loss                                                                            (70,303)
Exchange Class A for Class B      (107)     (67)      107       67
Exercise of Stock Options                                                 (665)                                   31         712
Treasury Shares Purchased                                                                                        (31)       (328)
Translation Adjustment                                                                          (18,241)
Other                                2        2                             53
                               -------- --------  -------- --------   ---------    ---------   -----------   --------   ---------

DECEMBER 31, 1992                2,544   $1,590    11,134   $6,959     $51,765     $131,548     $(6,225)      (4,067)   $(90,050)
Net Income                                                                           11,006
Exchange Class A for Class B      (126)     (79)      126       79
Exercise of Stock Options                                                 (108)                                    2         109
Treasury Shares Purchased                                                                                         (7)        (79)
Translation Adjustment                                                                           (5,916)
                               -------- --------  -------- --------   ---------    ---------   -----------   --------   ---------

DECEMBER 31, 1993                2,418   $1,511    11,260   $7,038     $51,657     $142,554    $(12,141)      (4,072)   $(90,020)
Net Income                                                                            6,813
Exchange Class A for Class B       (37)     (23)       37       23
Treasury Shares Purchased                                                                                       (220)     (3,385)
Translation Adjustment                                                                           (7,196)
                               -------- --------  -------- --------   ---------    ---------   -----------   --------   ---------

 DECEMBER 31, 1994               2,381   $1,488    11,297   $7,061     $51,657     $149,367    $(19,337)      (4,292)   $(93,405)


The accompanying notes are an integral part of the financial statements.



                                DEKALB Energy Company

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          A.  Accounting Policies and Procedures

          (1)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions between consolidated companies have been eliminated.

          (2)  Statement of Cash Flows

          The Company classifies highly liquid investments with original maturities of three months or less as cash and cash equivalents. Cash equivalents are stated at cost which approximates market.
          The cash flows from contracts that have been accounted for as hedges have been classified as cash flows from operating activities.

          (3)  Oil and Gas Properties

          The Company uses the full cost method of accounting, under which the cost of all exploration and development activities (both successful and unsuccessful) is capitalized and subsequently amortized to expense using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related capitalized interest costs are
          excluded  from  the  amortization   base  until  the   properties
          associated with these  costs are evaluated  and determined to  be
          productive or  impaired.   Should the  net evaluated  capitalized
          costs (net of deferred income taxes) exceed the estimated after-tax present value of oil and gas reserves and unimpaired value of unevaluated properties on a country-by-country basis, the excess
          would be charged to expense.   Included in the estimated  present
          value are Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed. To date, the Canadian provincial government has given no intention to repeal this legislation (see Supplementary Financial Information). Proceeds from disposals of oil and gas properties are applied as reductions of capitalized costs. Gains or losses are only recognized on the sale of oil and gas properties involving significant amounts of reserves.

          (4)  Future Removal and Site Restoration Costs

          Estimated dismantlement, abandonment and clean-up costs, net of estimated salvage values, if any, are expensed on the unit-of-production basis using proved oil and gas reserves.

          (5)  Other Property, Plant and Equipment

          It is the policy of the Company to capitalize expenditures for major renewals and betterments at cost and to charge to operating expenses the cost of current maintenance and repairs. Provisions for depreciation have been computed principally on the straight-line method based on expected useful lives. Rates used for depreciation are based principally on the following expected lives: Equipment - 2 to 10 years; Other - 20 years; and Leasehold improvements - term of lease.

                                DEKALB Energy Company

          A.  Accounting Policies and Procedures (Continued)

          The cost and accumulated allowances for depreciation and amortization relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resultant gain or loss is included in current operating results.

          (6)  Income Taxes

          Effective January  1, 1993,  the  Company adopted  the  liability method of accounting for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109. The adoption of SFAS No. 109 resulted in a one time benefit adjustment of $5.3 million in the first quarter of 1993. No taxes have been accrued on the unremitted earnings of the Canadian subsidiary as these are intended to be permanently invested in Canada. The amount of the unrecognized deferred tax liability has not been calculated as its determination is not practicable.

          Prior to 1993, income taxes were calculated in accordance with Accounting Principles Board Opinion No. 11. Investment tax credits were recognized using the flow through method whereby current income tax expense was reduced by investment tax credits utilized.

          (7)  Foreign Currency Translation

          The Company's reporting  currency is U.S.  dollars. The functional
          currency  for the  Canadian   subsidiary   is  Canadian   dollars.
          Translation    adjustments  resulting  from  translating  foreign
          currency financial statements into U.S. dollar equivalents are reported separately and accumulated in a separate component of shareholders' equity. Aggregate exchange gains and losses arising from the translation of foreign currency transactions, excluding long-term intercompany debt, are included in income.

          (8)  Earnings Per Share Calculation

          Earnings (loss) per share is calculated by dividing the  earnings
          (loss) by the weighted average shares outstanding during each year. The 1992 computation of weighted average shares outstanding excludes anti-dilutive shares.

          (9)  Gas Balancing

          The Company uses the sales method to account for gas imbalances.
          The   Company  did  not  have  any  significant  gas imbalances
          outstanding at December  31, 1993 or 1994.

                                DEKALB Energy Company

          A.  Accounting Policies and Procedures (Continued)

          (10)  Concentration of Credit Risk

          Substantially all of the Company's receivables are within the oil and gas industry. Although diversified within many companies, collectibility is dependent upon the general economic conditions of the industry. Beginning in December 1992, the Company has invested excess cash in high-grade securities through a U.S. investment firm in New York City, and in term deposits with a Canadian chartered bank.

          (11)  Hedge Contracts

          The Company enters into various contracts to hedge a portion of its oil and gas production against fluctuating prices. The results of these contracts are included in revenues as the oil or gas is produced.

          (12)  Financial Statement Presentation

          Certain prior year figures have been reclassified to conform to the 1994 financial statement presentation.

          B.  Plan of Merger

          On December 21, 1994, the Company announced it had entered into a merger agreement with Houston-based Apache Corporation (``Apache''), whereby the outstanding shares of DEKALB Class A Stock and Class B (nonvoting) Stock will be converted into Apache Common Stock at a conversion rate as specified in the agreement. The Board of Directors is recommending approval and adoption of the merger, which is expected to be considered at a Special Meeting of the shareholders in the second quarter of 1995.
          Apache has filed a Form S-4 Registration Statement with the Securities and Exchange Commission on January 17, 1995 (Registration No. 33-57321).

          For the year ended December 31, 1994, $0.5 million of merger costs incurred to year end were expensed in the Consolidated Financial Statements. If the merger proceeds, various additional restructuring costs associated with the merger will be expensed as incurred.

          C.  Disposition of Assets

          In November 1994, the Company announced the sale of its interest in a gas plant, leasehold and other tangible property in the Claresholm area in the Province of Alberta, Canada. The sale was effective November 1, 1994 for proceeds of $9.0 million. During the third quarter of 1994, the Company sold its interest in leasehold and tangible property in the Buick Creek area of the Province of British Columbia, Canada for proceeds of $0.4 million. In March 1994, the Company disposed of its interest in leasehold and tangible property in the Rigel area of the Province of British Columbia, Canada for proceeds of $3.6 million. In accordance with the full cost method of accounting, the proceeds received for the 1994 dispositions were credited to the full cost pool; therefore, no gains or losses were recorded on the sales.

          On August 5, 1993, the Company announced the sale of all its California gas wells to Samedan Oil Corporation for $5.1 million, effective July 1, 1993. Consistent with the full cost method of accounting on a cost center basis, the Company recorded a $0.5 million pre-tax and after-tax gain on the disposition of the California gas wells in the third quarter of 1993. The Company also closed down its exploration office in Bakersfield. The only U.S. assets retained by the Company after this sale are a working interest in a single non-operated oil well in California and acreage adjacent thereto.

                                DEKALB Energy Company

          C.  Disposition of Assets (Continued)

          Sales  revenues  and  volumes,  lease  operating  expenses,   and
          depreciation, depletion and amortization (DD&A) for the 1993 divested California properties were as follows:

                                                    Six Months Ended
                         ($ in millions)              June 30, 1993
                                                    ----------------
                         Revenue                        $1.6
                         Lease Operating Expense        $0.3
                         DD&A                           $0.9

                         Sales Volumes
                         -------------
                         Natural Gas (MMCF)              850

          On July 9, 1992, the Company announced that it had entered into a definitive agreement to sell substantially all of its U.S. oil and gas properties to Louis Dreyfus Gas Holdings Inc. (``Dreyfus''). On October 16, 1992, the Dreyfus transaction was approved by the shareholders at a special shareholders' meeting and the closing of the transaction was completed on the same day. The Company did not sell its California properties. The Company received $104 million of gross proceeds from the sale, which included approximately $6.0 million of cash flow from the properties from the effective date (July 1, 1992). In addition, Dreyfus assumed certain liabilities. A pre-tax loss of $34.9 million ($32.3 million after-tax) was recorded on the sale in 1992.

          Sales revenues and volumes, lease operating expenses, and DD&A for the 1992 divested properties were as follows:

                                                    Six Months Ended
                         ($ in millions)             June 30, 1992
                                                    ----------------
                         Revenues                      $20.1
                         Lease Operating Expense        $6.6
                         DD&A                           $8.3

                         Sales Volumes
                         -------------


                         Oil and Condensate (MBbls)      494
                         Natural Gas Liquids (MBbls)     125
                         Natural Gas (MMCF)            5,006


                                DEKALB Energy Company

          D.  Non-Operating Items ($ in thousands)


          (1)  Interest Expense, Net        For the years ended December 31,
                                          1994          1993          1992
                                        --------      --------      --------

          Interest expense*             $ 4,692       $ 4,588       $ 7,456
          Interest income                  (645)         (793)         (518)
                                        --------      --------      ---------
          Total interest expense, net   $ 4,047       $ 3,795       $ 6,938
                                        ========      ========      =========

          *Interest  of   $1,145,000,   $1,515,000,  and   $2,961,000   was
          capitalized in 1994, 1993 and 1992, respectively. In 1992, interest of $2,067,000 was charged to the loss on the sale of the U.S. assets.

          (2)  Other Income, Net           For the years ended December 31,
                                           1994          1993          1992
                                         -------      ---------     --------
          Gas contract and
           transportation adjustments      (201)         (91)          300
          Equity earnings                     -            -          (756)
          Gain on sale of equity
           investment                         -            -        (1,914)
          Adjustment to prior accruals     (211)           -          (960)
          Merger costs*                     537            -             -
          Gain on settlement of
           litigation                      (514)           -             -
          Foreign exchange (gains) losses   354          (66)           84
          All other, net                      -           34            24
                                         -------      ---------     --------
          Total other income, net         $ (35)     $  (123)      $(3,222)
                                         =======      =========     ========

          *See Note B, ``Plan of Merger'' in the Notes to the Consolidated Financial Statements.


                                DEKALB Energy Company

          E.  Income and Other Taxes ($ in thousands)

          Effective January  1, 1993,  the  Company adopted  the  liability method of accounting for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Prior to 1993, deferred income taxes were calculated in accordance with Accounting Principles Board Opinion No. 11. The adoption of SFAS 109 resulted in a one time benefit adjustment of $5.3 million which was recognized in the first quarter of 1993.

                                                For the years ended December 31,
                                                      1994      1993       1992
                                                  ---------- ---------- ---------

          Income and other taxes by
           jurisdiction are as follows:

          Current:                                ---------- ---------- ---------
             Federal                              $    (140) $     140  $ (4,786)
             State                                      100         50        46
             Foreign                                    515        579     3,293
                                                  ---------- ---------- ---------
                                                        475        769    (1,447)

          Deferred:
             Federal                                    -          -       2,340
             Foreign                                  5,554      5,226   (10,681)
                                                  ---------- ---------- ---------
                                                      5,554      5,226    (8,341)
                                                  ---------- ---------- ---------


          Income and other taxes                      6,029      5,995    (9,788)
                                                  ---------- ---------- ---------
          SFAS No. 109 adjustment                       -       (5,334)      -
                                                  ---------- ---------- ---------
          Total income and other taxes            $   6,029  $     661  $ (9,788)
                                                  ========== ========== =========


                                DEKALB Energy Company

          E.  Income and Other Taxes (Continued) ($ in thousands)

          Income and other taxes for continuing operations was a provision of $6,029 in 1994, $5,995 in 1993 and a benefit of $9,788 in
          1992. Deferred tax expense (benefit) results from the following types of differences in the timing of the recognition of revenues and expense for tax and financial statement purposes.

                                                    For the years ended De
                                                      1994       1993       1992
                                                   ---------  ---------  ---------
          Related to oil and gas operations
           including depletion and
           intangible drilling costs               $  5,475   $  5,326   $  4,534
          Tax depreciation greater than
           (less than) book depreciation                -         (412)    (3,172)
          Provision for impairment of
           oil and gas properties                       -           -     (21,108)
          Asset dispositions                            -         (515)     1,135
          Capitalized interest                          459        515        475
          Capitalized overhead                          -           -         366
          Deferred tax benefit not
           realizable                                   -           -       2,340
          Losses for which no U.S.
           tax benefits were recorded                   -           -       7,934
          Other accruals                               (380)       312       (845)

          Total timing differences                 ---------  ---------  ---------
           from continuing operations              $  5,554   $  5,226   $ (8,341)
                                                   =========  =========  =========

                                                    For the years ended Decmber 31,
                                                      1994         1993          1992
                                                   ----------   ----------   ----------

          Income and other taxes is comprised of the following:
          Income taxes                             $    (140)   $     140    $  (2,096)
          Capital and other taxes*                       615          629          649
          Deferred income taxes                        5,554        5,226       (8,341)
                                                   ----------   ----------   ----------
          Total income and other taxes             $   6,029    $   5,995    $  (9,788)
                                                   ==========   ==========   ==========

          *Consists of Canadian Large  Corporations Tax, franchise taxes and withholding taxes.


                                DEKALB Energy Company

          E.  Income and Other Taxes (Continued) ($ in thousands)

          Total tax provisions (benefits)  resulted in effective tax  rates
          differing from  that of  the statutory  income  tax rates.    The
          reasons for these differences are:

                                                  Percent of Pretax Earnings
                                              For the years ended December 31,
                                                     1994    1993    1992
                                                    ------  ------  ------
                                                     %       %      %

          Statutory rate*                            44.3    44.3   (34.0)
          Statutory deductions in excess
           of accounting charges                    (1.9)    (5.3)    -
          Tax refund limitation**                    0.9      8.2    19.6
          Other non-income tax                       3.7      4.4     0.1
          Other                                       -      (0.2)    1.9
                                                    ------  ------  ------
          Effective rate for
           continuing operations                     47.0    51.4   (12.4)
          SFAS No. 109 adjustment                     -     (45.7)    -
                                                    ------  ------  ------
                                                     47.0     5.7   (12.4)
                                                    ======  ======  ======

          * 1994 and 1993 Canadian statutory rate; 1992 U.S. federal statutory rate
          ** Tax refund limitations result from losses for which no U.S. tax benefit has been recorded

                                                    Earnings (loss) from continuing
                                                    operations before inccome taxes
                                                   for the years ended December 31,

                                                     1994       1993       1992
                                                  ---------- ---------- ----------
          U.S.                                    $    (253) $  (2,151) $ (59,707)
          Canada                                     13,095     13,818    (19,334)
                                                  ---------- ---------- ----------
          Earnings (loss) from continuing
            operations before taxes               $  12,842  $  11,667  $ (79,041)
                                                  ========== ========== ==========


                                DEKALB Energy Company

          E.  Income and Other Taxes (Continued) ($ in thousands)

          The components of the net deferred tax liabilities under SFAS No. 109 are as follows:

                                             For the years ended December 31,
          Deferred Tax Assets:                       1994        1993
                                                 -----------  -----------
          Current
             Allowance for uncollectible
              accounts receivable                $      (30)  $     (241)

          Non-Current
             Liabilities                             (2,717)      (3,366)
             Tax net operating loss
              carryforward                          (10,665)      (7,201)
             Investment tax credits
              carryforward                           (1,656)      (1,539)
                                                 -----------  -----------

          Total deferred assets                     (15,068)     (12,347)
          Valuation allowance                        13,460       10,954
                                                 -----------  -----------

          Net deferred tax assets                    (1,608)      (1,393)

          Deferred Tax Liabilities
             Non-current oil &
              gas properties                         28,704       24,238
                                                 -----------  -----------
          Net deferred tax liability             $   27,096   $   22,845
                                                 ===========  ===========


          The Company has recorded a valuation allowance for all U.S. federal tax operating loss carryforwards and U.S. future deductible amounts net of future taxable income amounts under SFAS No. 109 since the Company has limited future taxable income in the United States to realize these benefits.

          For U.S. tax purposes there are approximately $31.4 million in tax operating loss carryforwards remaining as at December 31, 1994. These losses, if not utilized, will expire in 2007. Investment tax credits of approximately $1.4 million are available to offset U.S. income taxes payable after December 31, 1994. If not utilized, these credits will expire by 2003.

          For Canadian tax purposes there are approximately $.5 million of investment tax credits available to offset Canadian federal income taxes payable after December 31, 1994. If not utilized, these credits will begin to expire in 1995 through to 2002.

                                DEKALB Energy Company


          F.  Other Current Liabilities ($ in thousands)

                                                    As of December 31,
                                                        1994     1993
                                                       ------   ------
          Interest                                     $1,772   $1,772
          Compensation                                    410      371
          Insurance reserves                              541    1,285
          Taxes                                           485      247
          Liabilities on disposition of U.S. assets       541      718
          Other                                           160      568
                                                       ------   ------
          Total other current liabilities              $3,909   $4,961
                                                       ======   ======

          G.  Debt ($ in thousands)

                                                       As of December 31,
                                                        1994       1993
                                                      --------   --------
          Term debt (1):
             Publicly held notes - 10.0%
              interest, due in 1998                   $22,100    $22,100
             Publicly held notes - 9.875%
              interest, due in 2000                    29,225     29,225
          Revolving term credit facility (2)           10,222      5,663
                                                      --------   --------
                                                       61,547     56,988
          Less current maturities                           -      5,663
                                                      --------   --------
          Net long-term debt                          $61,547    $51,325
                                                      ========   ========

          (1)  Term Debt

          Aggregate maturities on the term debt for the years ending December 31, 1995 through 1998 and thereafter, are as follows:


                1995       1996       1997       1998      1999    Thereafter
              ---------  --------  ---------  ---------  --------  ---------
              $   -      $   -     $   -      $22,100    $   -     $29,225

          On or after April 15, 1995, the Company will be permitted to redeem in full the $22.1 million outstanding of 10% long-term publicly held notes, at a price equal to 100% of the principal amount, plus accrued interest to the redemption date. If this option is pursued, the proceeds for redemption of these notes will come from existing cash of approximately $ 15 million, operating cash flow and additional financing from the revolving term credit facility described below.

          The term debt agreements contain restrictions on the disposition of assets of the Company and limitations on the amount of sale and leaseback transactions. These restrictions are not expected to affect the pending merger with Apache Corporation (see Note B, ``Plan of Merger'' in the Notes to the Consolidated Financial Statements).

          In 1992, upon receipt of the proceeds from the disposition of the U.S. assets, the Company repurchased $55.3 million of its publicly held notes. An additional $18.4 million was purchased during 1993.

                                DEKALB Energy Company

          G.  Debt (Continued)

          (2)  Revolving Term Credit Facility

          Effective November 19, 1992, DEKALB Energy Canada Ltd. (``DECL'') entered into a revolving term credit facility with the Royal Bank of Canada (the ``Lender``), which allows borrowings of up to $30.0 million Canadian funds or the equivalent amount in U.S. funds. DECL may borrow in Canadian dollars at Canadian prime (8.0% at December 31, 1994), in U.S. dollars at U.S. prime (8.50% at December 31, 1994) plus one-eighth of one percent or under a number of other financing alternatives. Commitment fees are paid on the unused portion of the commitment to the extent it exceeds $10.0 million Canadian dollars. This agreement replaced DECL's $13 million Canadian funds facility. The weighted average interest rate was 6.69%, 5.50% and 7.54% for the years ending December 31, 1994, 1993 and 1992, respectively.

          At December 31, 1994, DECL had $14.3 million Canadian funds ($10.2 million U.S.) outstanding under this revolving term credit facility. The facility is guaranteed by DEKALB Energy Company. The current term of the facility is up for renewal on June 30, 1995, at which time the Company expects a twelve month extension, subject to the annual review of the Lender. However, if the term is not extended by the Lender, the commitment will be reduced to the amount of the borrowings then outstanding or two-thirds of DECL's reserve value, whichever is less. DECL is then required to pay down the commitment in 20 quarterly installments. The first installment is due six months after the cancellation date. The Company intends to repay the outstanding line of credit using internally generated cash. However, as discretionary cash outflows for the 1995 calendar year are expected to approximately equal or exceed the Company's cash flow from operating activities, the Company does not intend to make any repayments during 1995. Accordingly, the revolving term credit facility has been reclassified to long-term debt for financial statement purposes.

          Under the terms of the revolving term credit facility, the Company may not enter into an amalgamation of any type without the prior written consent of the Lender. Such consent may not be reasonably withheld and is expected to be obtained in normal course with respect to the pending merger with Apache Corporation (see Note B, ``Plan of Merger'' in the Notes to the Consolidated Financial Statements).

          The revolving term credit facility contains a debt to equity covenant for DECL during the term of the agreement, and a cash flow covenant during the repayment period after the termination of the facility. DECL must notify the Lender when various adverse events occur. The Lender, at its discretion, may require DECL to collateralize certain of its properties.

          At December 31, 1994, the Company had no collateralized oil and gas properties.

          In 1992, upon receipt of the proceeds from the disposition of U.S. assets, the Company repaid its U.S. line of credit.

          H.  Commitments and Contingencies and Off-Balance Sheet Risks

          Commitments and Contingencies

         (1) The Company and its subsidiaries are defendants in various legal actions arising in the course of their current and discontinued business activities. In the opinion of management, these actions will not result in a material effect on the consolidated financial position, results of operations, or liquidity of the Company.

                                DEKALB Energy Company

          H.   Commitments and  Contingencies and  Off-Balance Sheet  Risks
          (Continued)

         (2) At December 31, 1994, the Company had various offsetting tax matters pending relating to the Canadian operations which have not been provided for in the financial statements. In the opinion of management the net impact of these matters will not have a material effect on the consolidated financial position, the results of operations, or liquidity of the Company, and will be provided for in the financial statements if required upon resolution of each item.

         (3) The Company has noncancellable agreements with terms ranging from 1 to 10 years to lease office space and equipment, and for terms ranging from 15 to 30 years for pipeline transportation capacity. Minimum payments due under the terms of the agreements are as follows:

             ($ in thousands)      1995      1996     1997     1998     1999   Thereafter

                                  ------    ------   ------   ------   ------   ---------
             Lease commitments   $   390   $   381  $   408  $   399  $   398   $    131
             Pipeline
              commitments          3,905     3,092    3,013    2,835    2,816     55,157
                                  ------    ------   ------   ------   ------   ---------
             Total               $ 4,295   $ 3,473  $ 3,421  $ 3,234  $ 3,214   $ 55,288
                                  ======    ======   ======   ======   ======   =========

             Rental expense for operating leases for the years ended December 31, 1994, 1993, and 1992 was $347,000, $370,000 and
             $1,054,000 respectively.

         (4) The Company maintains a voluntary retirement plan for its employees requiring the Company to contribute certain amounts each year to the plan (see Note K, ``Defined Contribution
             Plans''in   the   Notes  to   the   Consolidated   Financial
             Statements).

          Off-Balance Sheet Risks

          At December 31, 1994, the Company had in its name, stand-by letters of credit in the amount of $0.3 million, which covered 15 months of pipeline demand charges from Alberta Natural Gas Co. Ltd.

          Commodity Price Hedge Contracts

          The Company has from time to time entered into various commodity derivative contracts contracts to protect against fluctuations in prices for natural gas and crude oil. In 1994, the Company used swap contracts to hedge approximately 24% of its gross gas production and 13% of its gross oil production at prices averaging $2.22 per MCF and $18.71 per barrel, respectively. Gains of approximately $1.5 million have been included in operating revenues for the year.

                                DEKALB Energy Company

          H.   Commitments and  Contingencies and  Off-Balance Sheet  Risks
          (Continued)

          Commodity Price Hedge Contracts (Continued)

          The Company has entered into NYMEX based swap contracts with a third party for the 1995 fiscal year as follows:

          Contracts  entered into as at December 31, 1994:

          Type of Hedge              Period       Terms         Hedge Price
          ----------------------     ------      ---------      -----------
          NYMEX crude oil price      12/94       Sell 200       $17.95
          swap                       05/95        bbls/day       U.S./Bbl

          NYMEX crude oil price      07/94       Sell 200       $19.18
          swap                       01/95        bbls/day       U.S./Bbl

          NYMEX/Empress gas          11/94       Sell 20        $0.56
          differential swap          10/95        MMBTU/day      U.S./MMBTU

          NYMEX/Permian gas          09/94       Sell 12        $0.200
          differential swap          02/95        MMBTU/day      U.S./MMBTU

          NYMEX gas price swap       03/95       Sell 10        $1.93
                                     10/95        MMBTU/day      U.S./MMBTU

          NYMEX gas price swap       04/95       Sell 10        $1.9375
                                     10/95        MMBTU/day      U.S./MMBTU

          Unrealized profits on these contracts at year end based upon prices in effect at December 30, 1994 were approximately $1.9 million.

          Contracts entered into subsequent to December 31, 1994:

          Type of Hedge              Period       Terms         Hedge Price
          ----------------------     ------      ---------      -----------
          NYMEX crude oil price      01/95       Sell 200       $25.50
          swap                       07/95        bbls/day         CDN./Bbl
                                                                    (1)(2)

          NYMEX crude oil price      01/95       Sell 200       $25.23
          swap                       12/95        bbls/day         CDN./Bbl (2)

          NYMEX crude oil price      03/95       Sell 400       $25.95
          swap                       08/95        bbls/day         CDN./Bbl
                                                                    (1)(2)
          NYMEX/Empress gas          03/95       Buy 10         $0.800
          differential swap          10/95        MMBTU/day      U.S./MMBTU

         (1) These contracts have options, on behalf of the counterparty, to extend the contracts for an additional six months. Assuming all options were extended, the additional volumes of oil could total 109,200 barrels.

         (2) These contracts are priced in Canadian funds to provide for additional protection against fluctuations in the exchange rate between Canadian and U.S. dollars.


                                DEKALB Energy Company

          H.   Commitments and  Contingencies and  Off-Balance Sheet  Risks
          (Continued)

          Commodity Price Hedge Contracts (Continued)

          The swap contracts are conducted with a major financial institution which the Company believes presents a minimal credit risk. The Company is exposed to potential market risk should commodity prices increase beyond the prices that have been hedged, or should differential spreads decrease below what has been hedged. Basis differential swap contracts are implemented to guarantee a price spread between NYMEX market prices and a desired point. This has the effect of fixing transportation costs related to the sale of a commodity to ensure a netback price at a specific sales location.

          I.  Capital Stock and Incentive Plans

          Class A Stock and Class B (Nonvoting) Stock

          The holders of Class A Stock and Class B (nonvoting) Stock have the same rights in all respects, including rights with respect to dividends and other distributions, except that (i) the holders of Class B (nonvoting) Stock have no voting rights other than as required by the Delaware General Corporation Law, (ii) the holders of Class A Stock may exchange, at their election, any of their shares for an equal number of shares of Class B (nonvoting) Stock on a continuing basis and (iii) the Board of Directors of the Company may distribute (1) voting stock of subsidiaries of the Company to the holders of Class A Stock of the Company and
          (2) non-voting stock of subsidiaries of the Company to the holders of Class B (nonvoting) Stock of the Company.

          Preferred Stock

          The Company has 500,000 shares of $1 par value preferred stock authorized and unissued.

          Incentive Plans

          In 1990, the Company adopted a Long-Term Incentive Plan ( the ``Plan'') which provides for the awarding, from time to time, of stock options, restricted stock, stock appreciation rights
          (SARs),  performance  awards  and  stock  indemnification  rights
          (SIRs). The Compensation Committee of the Board may make awards of SARs, SIRs, restricted stock, performance awards, or stock options to certain officers and other key employees of the Company. Stock options may be granted at no less than fair market value of the Company's stock at the date of grant and are exercisable within periods specified by the Compensation Committee. The Plan replaced an Incentive Stock Option Plan and a non-qualified stock option plan. All stock options granted prior to December 31,1990, were granted under these latter two plans and continue in effect, but no new stock options may be awarded under these plans. At December 31, 1994, 252,395 shares of Class A Stock subject to options and 7,050 shares of Class B (nonvoting) Stock subject to options were exercisable under the Plan. The Company had 646 shares available for future grants either as Class A or Class B shares, under the Plan at December 31, 1994.

                                DEKALB Energy Company

          I.  Capital Stock and Incentive Plans (Continued)

                                  DEKALB Energy Company
                              CAPITAL STOCK AND INCENTIVE PLAN

                                                               Class                           Prices
                                                        ------------------       --------------------------

                                                           A           B               A                B
                                                       ---------    -------     ---------------       -----
          Shares under option at December 31, 1991      298,245      7,050       $1.00 - $31.75       $7.39

          Activity:
             Granted                                    219,850        -        $11.50 - $16.50        -
             Cancelled                                 (132,370)       -        $13.00 - $31.75        -
             Reissued                                    13,875        -        $13.00 - $16.00        -
             Exercised                                  (33,980)       -         $1.00 - $ 7.39        -
                                                       ---------    -------     ---------------       -----
          Shares under option at December 31, 1992      365,620      7,050      $2.096 - $22.25       $7.39
                                                       ---------    -------     ---------------       -----

          Activity:
             Granted                                    103,725        -        $12.25 - $16.75        -
             Cancelled                                 (154,037)       -        $12.25 - $22.25        -
             Exercised                                  (15,843)       -        $2.096 - $16.00        -
                                                       ---------    -------     ---------------       -----
          Shares under option at December 31, 1993      299,465      7,050      $2.096 - $22.25       $7.39
                                                       ---------    -------     ---------------       -----

          Activity:
             Granted                                    194,870        -        $14.00 - $15.50        -
             Cancelled                                  (58,952)       -        $13.75 - $22.25        -
             Exercised                                      -          -               -               -
                                                       ---------    -------     ---------------       -----
          Shares under option at December 31, 1994      435,383      7,050      $2.096 - $22.25      $ 7.39
                                                       =========    =======     ===============       =====



          Certain  current  and  former   officers  of  the  Company   were
          participants in a Phantom Stock Plan. The Phantom Stock Plan expired in November of 1992. The Company paid $.5 million to the remaining participants.

          Subsequent to the expiration of the previous Phantom Stock Plan, the Company granted 77,380 phantom units exercisable in 1993 at $16.00 per unit, to certain former officers of the Company. All of the new phantom units were exercised in 1993, resulting in a $.1 million payment. This payment had been accrued as part of the loss on the sale of the U.S. assets in 1992.

          In 1994, the Company granted 20,000 phantom units to officers of the Company exercisable beginning in 1994 at a price range of $14.00 to $15.25 per unit. At December 31, 1994, none of these units had been exercised.

                                DEKALB Energy Company

          J.  Pension Plans

          Prior to the sale of the U.S. assets in 1992, the Company's U.S. employees participated in a noncontributory pension plan which was designed to provide benefits based on such employees' career earnings. As part of the sale of the U.S. assets, this plan was terminated, and assets were distributed.

          The Company maintains a noncontributory pension plan covering certain management employees which is not funded. Benefits are based on each participant's years of service, final average compensation (in the U.S.), or average of three highest paid years (in Canada) and estimated benefits received from certain other plans. At December 31, 1993, the U.S. did not have any active employees in the plan. Eight previous U.S. employees continue to receive benefits under the plan. The 1994 interest cost of $153,000 associated with the U.S. employees was accumulated as part of the loss on the sale of U.S. assets in 1992 and therefore did not result in an expense in 1994.

          Total pension  expense for  the years  ended December  31,  1994,
          1993,  and   1992,   was  $159,000,   $85,000   and   $2,134,000,
          respectively.

          The components of total pension expense  are as  follows
          ($ in thousands):

                                                            For the years ended December 31,
                                                            1994       1993       1992
                                                            -----      -----      -----
          Service cost - benefits earned during the year    $  26      $  19      $ 256
          Prior service cost                                   64          -          -
          Interest cost on projected benefit obligations       62         65        416
          Net amortization and deferral                         7          1       (19)
                                                            -----      -----      -----
          Total pension expense                             $ 159      $  85      $ 653
                                                            =====      =====      =====

          Actuarial assumptions for 1994 and 1993 are as follows:

                                                 For the years ended December 31,
                                                1994           1993          1992
                                               ------         ------        ------
          Discount rate                         7.00%          7.00%         8.00%
          Average salary growth rate            4.50%          4.50%         5.50%


                             DEKALB Energy Company

          J.  Pension Plans (Continued)

          A reconciliation of accrued pension liability, included in other long-term liabilities on the financial statements, is as follows ($ in thousands):

                                                                                                 Unfunded Plan
                                                                                                 As of December 31,
                                                                                               1994            1993
                                                                                           ----------      ----------
          Actuarial present value of benefits
             based on service to date and present pay levels:
                Vested                                                                    $    2,919      $    2,952
                Nonvested                                                                        -                -
                                                                                           ----------      ----------
          Accumulated benefit obligation                                                       2,919           2,952
          Additional amounts related to projected pay increases                                  176             241
                                                                                           ----------      ----------
          Projected benefit obligation                                                         3,095           3,193
          Plan assets at fair value                                                              -               -
          Plan assets (less than) benefit obligation                                          (3,095)         (3,193)
          Unrecognized (gain) loss from experience                                               (67)             31
          Unrecognized net (asset) liability                                                       6             (58)
                                                                                           ----------      ----------
          Accrued pension (liability) included in the Consolidated Balance Sheets         $   (3,156)     $   (3,220)
                                                                                           ==========      ==========

          K.  Defined Contribution Plans

          Prior to the sale of the U.S. assets in 1992, the Company's U.S. employees participated in a voluntary thrift plan which provided that the Company contribute a minimum of $.50 for every dollar contributed by employees up to 6% of their salaries. Additional discretionary amounts could have been contributed when warranted by results of operations. Company contributions charged to expense under this plan were $243,000 for the year ended December 31, 1992.

          Following the sale of the U.S. assets in 1992, this plan was discontinued and the assets were distributed to the individuals. The remaining U.S. eligible employees participated in a voluntary thrift plan with the same basic design as the previous plan; however, it contained an aged based contribution in addition to the $.50 match and the additional discretionary payments. Following the 1993 sale of assets in California, this plan is no longer active. During 1994 the Company distributed the assets of this plan to its members. Company contributions charged to expense under this plan were $15,000 and $38,000 for the years ended December 31, 1994 and 1993, respectively.

          The Company's Canadian employees participate in a voluntary retirement plan established in 1991. The Company contributes not less than 1% and not greater than 5.5% of the salary for each employee who participates in the plan, regardless of the employees' contribution to the plan. In addition, the Company contributes a minimum of $.50 for every dollar contributed by employees up to 3% of their salaries. Additional discretionary amounts may also be contributed when warranted by results of operations. Company contributions charged to expense under this plan were $403,000, $507,000, and $375,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

                                DEKALB Energy Company

          L.  Operations by Geographic Area

          Information on the Company's continuing operations by geographic area for the year ended December 31, 1992 is shown below. U.S. operations have been combined with Canada for 1994 and 1993 due to the immateriality of the U.S. operations in relation to the Company's operations as a whole. Operating earnings from continuing operations are total revenues less operating expenses of the geographic area, excluding interest and general corporate items.

          In 1994, two Canadian customers each accounted for 11% of the Company's sales. In 1993, the Company had three Canadian customers who accounted for 18%, 16% and 11% of sales, respectively. In 1992, the Company had one Canadian customer who accounted for 11% of sales.

          As of or for the years
           ended December 31,                          Operating
                                           Operating   Earnings    Identifiable
          ($ in thousands)                 Revenues     (Loss)        Assets
                                           ---------   ---------   -------------
          1994                             $ 46,290    $ 16,854     $  211,589*
                                           =========   =========   =============

          1993                             $ 45,903    $ 15,339     $  210,174*
                                           =========   =========   =============

          1992
             United States                 $ 22,773    $(57,801)    $   29,787
             Canada                          37,960     (17,524)       189,198
                                           ---------   ---------   -------------
                                           $ 60,733    $(75,325)    $  218,985
                                           =========   =========   =============

         * Identifiable assets include $15.0 million and $22.6 million of cash and cash equivalents on deposit in the U.S. in 1994 and 1993, respectively.

          Note: Included in 1992 Canadian operating revenues were $1.6 million of sales of natural gas from Canada to the U.S. which were recorded at fair market value. The resale of such gas to outside parties was eliminated from U.S. sales.

          M.  Discontinued Operations

          Summary of Earnings

                                               For the years ended December 31,
          ($ in thousands)                     1994      1993       1992
                                              ------    ------     -------
          Earnings (loss) from
          Lindsay Manufacturing Co.
             (Loss) on divestiture           $ -       $  -       $ (300)
          Commodities Brokerage
             (Loss) on divestiture             -          -         (750)

          Earnings (loss) from                ------    ------     -------
           discontinued operations           $ -       $  -       $(1,050)
                                              ======    ======     =======

                                DEKALB Energy Company

          M.  Discontinued Operations (Continued)

          Other

          The Company sold the stock of its commodities brokerage business in 1986 and Lindsay Manufacturing Co. in 1989. The 1992 losses resulted from changes in estimated future expenses related to the above transactions. As a result of the Company's cumulative loss position in the U.S., no tax benefit was recognized for the losses.

          N.  Oil and Gas Disclosures

          Capitalized costs at December 31, 1994 (all relating to assets located in Canada) which have been excluded from the amortization base as prescribed by the Securities and Exchange Commission Financial Reporting Release No. 14 are as follows:


          ($ in thousands)
                                                     Interest
           Fiscal Year   Leasehold    Exploration   Related to
          of Acquisition  Costs         Costs      Excluded Costs  Total
          -------------- ---------    -----------  --------------  ------

            Canada
             Prior       $     46      $    302     $       71     $  419
             1992             258           564            168        990
             1993           1,483           829            472      2,784
             1994           4,723         1,306          1,232      7,261
                          --------     ---------    -----------    -------
             Total       $  6,510     $   3,001    $     1,943    $11,454
                          ========     =========    ===========    =======

          The properties associated with the above excluded costs are being evaluated in the normal course of the Company's exploration activities. While it is not possible to determine the exact period in which these costs will be transferred to the amortization base, it is estimated that the majority will be included within five years after the costs were incurred.

          Any material impairment to the properties associated with the excluded costs will be moved to the full cost amortization base.

          O.  Disclosures About Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and Cash Equivalents

          The carrying amount approximates the fair value due to the short term maturity of these instruments.

                                DEKALB Energy Company

          O.    Disclosures  About  Fair  Value  of  Financial  Instruments
          (Continued)

          Long-Term Debt

          The fair value of the Company's publicly held notes at December 31, 1994 is estimated to be $51.0 million, or $0.3 million under stated book value, based upon estimates provided to the Company by independent sources. The fair value of the Company's revolving term credit facility approximates the carrying amount.

          P.  Postemployment Benefits

          In  November  1992,  the  Financial  Accounting  Standards  Board
          introduced  Statement  No.   112,  ``Employer's  Accounting  for
          Postemployment Benefits'' effective for fiscal years beginning after December 15, 1993. No provision for any future obligation has been made by the Company for postemployment benefits arising from the proposed merger with Apache (see Note B,``Plan of Merger '') as the amounts, if any, cannot be reasonably estimated. Other estimated postemployment benefits are not material.

          Q.  Future Removal and Site Restoration Costs

          At December 31, 1994, the Company estimated future removal and site restoration costs to be $6.8 million ($1.0 million present value). These costs are included in DD&A expense using the unit-of-production method based on proved oil and gas reserves. The Company charged $0.4 million in 1994, $0.6 million in 1993 and $0.6 million in 1992.

                                DEKALB Energy Company

                   SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

          Estimated Net Quantities of Proved Reserves*
                                               As of or for the years ended  December 31,
                                           1994 (1)  1993 (1)              1992
                                           --------  --------  ----------------------------
          Oil, Condensate and                                   Total       U.S.    Canada
          Natural Gas Liquids                                  --------  --------  --------
          (thousands of barrels)
          Proved developed and
             undeveloped reserves:
             Beginning of year              13,234    13,984    26,077    11,693    14,384
             Revisions of previous
                estimates                   (2,239)     (300)      (12)      -         (12)
             Sales of reserves                 (90)      (46)  (10,928)  (10,928)      -
             Purchase of minerals
                in place                        83       188       382       -         382
             Extensions, discoveries
             and other aditions                690       397       227       -         227
             Production                       (962)     (989)   (1,762)     (765)     (997)
                                           --------  --------  --------  --------  --------
                End of year                 10,716    13,234    13,984       -      13,984
                                           ========  ========  ========  ========  ========
          Proved developed reserves:
             Beginning of year              13,221    13,972    25,094    10,723    14,371
                                           ========  ========  ========  ========  ========
                End of year                 10,612    13,221    13,972       -      13,972
                                           ========  ========  ========  ========  ========

          Natural Gas                    1994 (1)  1993 (1)                  1992
                                        --------   --------   ------------------------------
          (millions of cubic feet)                             Total        U.S.     Canada
          Proved developed and                                --------   --------   --------
             Beginning of year
             undeveloped reserves:      277,411    276,343    361,194     80,464    280,730
             Revisions of previous
                estimates                 6,880      2,198      1,026        732        294
             Sales of reserves          (11,526)    (3,660)   (71,429)   (71,342)       (87)
             Purchase of minerals
                in place                  2,710      4,405      1,617        -        1,617
                and other additions
             Extensions, discoveries     44,912     19,094      7,239      1,335      5,904
             Production                 (20,491)   (20,969)   (23,304)    (6,671)   (16,633)
                                        --------   --------   --------   --------   --------
                End of year             299,896    277,411    276,343      4,518    271,825
                                        ========   ========   ========   ========   ========
          Proved developed reserves:
             Beginning of year          263,070    263,305    341,353     73,962    267,391
                                        ========   ========   ========   ========   ========
                End of year             274,611    263,070    263,305      4,518    258,787
                                        ========   ========   ========   ========   ========

         * Proved oil and gas reserve quantities for all three years presented were estimated by the Company's engineers. The total proved reserve quantities for 1994, 1993 and 1992 were reviewed and determined to be reasonable by Ryder Scott Company
           Petroleum Engineers, independent petroleum engineers, in accordance with Securities and Exchange Commission guidelines.

         (1) U.S. reserve information has been combined with Canada for 1993 due to the immateriality of the U.S. reserves in relation to the total Company reserves. No U.S. reserves have been assigned at December 31, 1994.


                                DEKALB Energy Company

                   SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

       STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES
       As of or for the year ended December 31, 1994, 1993, and 1992 ($ in millions*)

       1994
                                                                                                 Total
                                                                                               --------
       Future cash inflows                                                                     $  536.5 (4)
       Future production costs                                                                    133.8
       Future development costs                                                                    22.8
                                                                                               --------
       Future net cash flows before income taxes                                                  379.9
       Discount at 10% per annum                                                                  175.8
                                                                                               --------
       Present value of future net cash flows before income taxes                                 204.1 (4)
       Present value of future income taxes**                                                      44.5
                                                                                               --------
       Standardized measure of discounted future net cash flows                                $  159.6
                                                                                               ========



       1993 (5)
                                                                                                 Total
                                                                                               --------
       Future cash inflows                                                                     $  672.0 (4)
       Future production costs                                                                    134.8
       Future development costs                                                                    20.4
                                                                                               --------
       Future net cash flows before income taxes                                                  516.8
       Discount at 10% per annum                                                                  249.8
                                                                                               --------
       Present value of future net cash flows before income taxes                                 267.0 (4)
       Present value of future income taxes**                                                      64.6
                                                                                               --------
       Standardized measure of discounted future net cash flows                                $  202.4
                                                                                               ========



                                                                      United
       1992                                                           States       Canada        Total
                                                                     --------     --------     --------
       Future cash inflows                                           $  8.9       $  648.1 (4) $  657.0
       Future production costs                                          2.0          172.1        174.1
       Future development costs                                         0.4           22.2         22.6
                                                                     -------      --------     --------
       Future net cash flows before income taxes                        6.5          453.8        460.3
       Discount at 10% per annum                                        1.3          248.6        249.9
                                                                     -------      --------     --------
       Present value of future net cash flows before income taxes       5.2          205.2  (4)   210.4
       Present value of future income taxes**                             -           44.7         44.7
                                                                     -------      --------     --------
       Standardized measure of discounted future net cash flows      $  5.2       $  160.5     $  165.7
                                                                     =======      ========     ========

       * As developed by using the following conventions:

       (1) Estimates are made of quantities of proved reserves at fiscal year-end and for future periods during which these reserves are expected to be produced, based on year-end economic conditions.
       (2) Pricing of future production of proved reserves is based on the prices in effect at fiscal year-end in accordance with Securities and Exchange Commission (SEC) Guidelines and do not reflect current prices. Estimated future production and development costs reflect current economic conditions.
       (3) The provision for income taxes has been computed by applying future statutory tax rates under the present law to the future taxable income to be generated from producing proved reserves giving effect to applicable permanent differences.
       (4) Included in future cash inflows is approximately $25.7 million, $39.4 million and $45.6 million ($9.8 million, $12.0 million and $14.1 million after discount at 10% per annum) for 1994, 1993 and 1992 respectively of Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed.
       (5) U.S. net cash flows have been included with Canada for 1993 due to their immateriality in relation to the total net cash flows for the Company as a whole. No future net cash flows were assigned to the U.S. at December 31, 1994.

       **  Canadian undiscounted future income  taxes in 1994, 1993,  and 1992
           were  $91.7   million,   $135.3   million   and   $119.8   million,
           respectively.


                                DEKALB Energy Company

                   SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

       The following table sets forth the changes in the Standardized Measure of Discounted Future Cash Flow relating to Proved Oil and Gas Reserves ($ in millions)

            As of or for the years ended December 31,
                                              Revision               Purchases
                        Current    Changes       of     Discoveries     of     Sales of  Accretion
            Beginning    Year     in Prices   Estimated    and       Minerals  Minerals    of       Income                End of
             of Year    Sales     and Costs  Quantities Extensions  in Place*  in Place  Discount    taxes      Other      Year
            --------   --------    --------    --------  --------   --------  --------   --------   --------   --------   --------

 1994 (1)
 Total      $ 202.4    $ (31.1)    $ (58.4)    $  0.7    $  28.3    $  1.8    $ (13.7)   $  23.4    $  16.6   $ (10.4)    $ 159.6
            ========   ========    ========    ========  ========   ========  ========   ========   ========   ========   ========

 1993(1)
 Total      $ 165.7    $ (31.8)    $  54.1     $  2.6    $  20.3    $  4.8    $  (4.2)   $  18.3    $ (19.9)  $  (7.5)    $ 202.4
            ========   ========    ========    ========  ========   ========  ========   ========   ========   ========   ========

 1992
  U.S.      $ 114.3    $ (15.0)    $  (1.3)    $   -     $   2.1    $   -     $ (95.3)   $   0.4    $    -    $    -      $   5.2
  Canada    $ 161.0    $ (27.4)    $  22.5     $  2.4    $   5.8    $   3.3   $    -     $  16.6    $  (6.9)  $  (16.8)   $ 160.5
            --------   --------    --------    --------  --------   --------  --------   --------   --------   --------   --------
  Total     $ 275.3    $ (42.2)    $  21.2     $  2.4    $   7.9    $   3.3   $ (95.3)   $  17.0    $  (6.9)  $  (16.8)   $ 165.7
            ========   ========    ========    ========  ========   ========  ========   ========   ========   ========   ========


       * Includes any unevaluated costs associated with acquired properties.


       (1) U.S. data has been included with Canada for 1993 due to its immateriality in relation to the total data for the Company as a whole. No future net cash flows were assigned to the U.S. at December 31, 1994.


          CAPITALIZED COSTS  RELATED  TO  OIL  AND  GAS  PROPERTIES
          ($ in thousands)

          As of December 31,                        1994       1993 (2)
                                                  --------     --------
          Evaluated Properties                   $ 312,649    $ 298,235
          Unevaluated Properties (1)                11,454        9,048
             Total properties                      324,103      307,283

          Less reserves for accumulated
           depreciation, depletion
           and amortization                        139,555      130,079
                                                  --------     --------
          End of year                            $ 184,548    $ 177,204
                                                  ========     ========

         (1) Unevaluated costs represent acquisition and exploration costs which are excluded from the current amortization base as described in Note N.

         (2) U.S. costs have been included with Canada for 1994 and 1993 due to their immateriality in relation to the total costs for the Company as a whole.


                                DEKALB Energy Company

                   SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

       COSTS INCURRED IN  PROPERTY ACQUISITION,  EXPLORATION AND  DEVELOPMENT
       ACTIVITIES (1)
       ($ in thousands)
                                          For the years ended December 31,
                                1994 (2) 1993 (2)            1992
                                -------- -------- ---------------------------
                                                    Total     U.S.    Canada
                                                  --------  --------  -------
       Leasehold costs          $ 7,337  $ 2,686   $  906   $   -     $   906
       Purchases of minerals
        in place                    770    2,075    1,912       -       1,912
       Exploration               13,399    8,168     7,709    2,649     5,060
       Development               19,714    6,532     6,504    3,361     3,143
                                -------  --------  -------  --------  -------
          Total                 $41,220  $ 19,461  $17,031  $ 6,010   $11,021
                                =======  ========  =======  ========  =======

       (1) Costs do not include capitalized interest. Capitalized general and administrative costs of $2,335,000, $2,422,000 and $1,853,000 for 1994,
        1993 and 1992, respectively, have been included.

       (2) U.S. costs for 1993 have been combined with Canada due to the immateriality of the U.S. costs in relation to the total Company costs as a whole. No U.S. costs were incurred in 1994.

       RESULTS OF  OPERATIONS FOR  OIL AND  GAS  PRODUCING ACTIVITIES  ($ in thousands)


                                          For the years ended December 31,

                                             1994 (5)   1993 (5)                 1992
                                          ----------- ----------- ----------------------------------
                                                                    Total        U.S.       Canada
                                                                  ----------- ----------- ----------
       Revenues (4)                      $  46,290   $  45,903   $  60,733   $   22,773   $  37,960
       Lease operations and other
          direct charges (1)                11,654      12,467      18,833        7,218      11,615
       Depreciation, depletion
          and amortization                  14,603      15,142      22,522        9,683      12,839
       Provision for impairment of
          oil and gas properties               -           -        53,320       24,728      28,592
       Income and other taxes (2)            8,833       8,164     (13,756)      (7,067)     (6,689)
                                          ----------  ----------  ----------  ----------  ----------
       Results of Operations for oil
          and as producing activities    $  11,200   $  10,130   $ (20,186)   $ (11,789)  $  (8,397)
                                          ==========  ==========  ==========  ==========  ==========
       "Full Cost" Amortization Rate (3) $    3.33   $    3.37                $    5.16   $    3.31
                                          ==========  ==========              ==========  ==========

       (1) Excludes general and administrative and interest costs.
       (2) This provision is not an indication of the total corporate income tax provision and is provided at statutory tax rates.
       (3) Dollars per equivalent barrel (gas converted to oil at 6,000 cubic feet per barrel).
       (4) Included in 1992 Canadian operating revenues were $1.6 million of sales of natural gas from Canada to the U.S. which were recorded at fair market value. The resale of such gas to outside parties was eliminated from U.S. sales.
       (5) U.S. results of operations for 1994 and 1993 have been combined with Canada due to the immateriality of the U.S. results in relation to the total Company results as a whole.

                                DEKALB Energy Company

                   SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

          QUARTERLY RESULTS OF OPERATIONS
                                                        Three months ended the last day of
                                                   March        June      September   December
                                                 ---------    ---------   ---------   ---------
                                                     ($ in thousands, except per share amounts)
          Year ended December 31, 1994
          ----------------------------
             Operating revenues                  $  11,130    $  12,107   $  12,206   $  10,847
             Operating expenses                      6,536        6,614       7,811       8,475
             Earnings from continuing operations     1,750        2,416       1,890         757
             Net earnings                            1,750        2,416       1,890         757
             Earnings per common share:
             Earnings from continuing operations $    0.18    $    0.25   $    0.20   $    0.08
             Net earnings                             0.18         0.25        0.20        0.08

          Year Ended December 31, 1993
          ----------------------------
             Operating revenues                  $  11,827    $  11,949   $   10,245  $   11,882
             Operating expenses                      7,443        8,514        6,902       7,705
             Earnings from continuing operations     1,413        1,336        1,074       1,849
             Net earnings                            6,747        1,336        1,074       1,849
             Earnings per common share:
             Earnings from continuing operations $    0.15    $    0.14   $     0.11  $     0.19
             Net earnings                             0.70         0.14         0.11        0.19

          The following quarterly items are all pre-tax amounts:

             The quarters ended March 31 and June 30, 1993 include Canadian and California operations. All 1994 results and the quarters ended September 30 and December 31, 1993 include
             Canadian  operations  and   the  remaining   California  well
             subsequent to the sale of the California gas assets effective
             July 1, 1993.   A pre-tax and after-tax  gain of $0.5 million
             was recognized  in income  in the  third  quarter of  1993 in
             connection with the  sale.   The first  quarter of  1993 also
             includes a one time benefit adjustment of $5.3 million as a result of the Company's adoption of Financial Accounting Standard No. 109 ``Accounting for Income Taxes ''as of January 1, 1993.

          For further discussion, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

          ITEM 9.CHANGES  IN   AND   DISAGREEMENTS  WITH   ACCOUNTANTS   ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                NONE

                                      PART III

          ITEM 10.          DIRECTORS  AND  EXECUTIVE   OFFICERS  OF   THE
                REGISTRANT

          Information about Executive Officers is shown under the heading Executive Officers of the Registrant, in Item 4 of this filing.

          There are four directors whose terms of office expire in 1995 and two directors whose terms of office will expire in 1997. Each has served continuously as a director of the Company since the date indicated beside the particular director's name. Also set forth below is the principal employment during the past five years of the directors.


          Name and Principal Occupation                Age  Director Since
          Directors Whose Terms Expire in 1995:

          Bruce P. Bickner                              51   May  5, 1979
               Mr. Bickner is Chairman of the Board of Directors. He was Chairman of the Board and Chief Executive Officer until January 1992 when he was also elected President.
               He relinquished the positions of President and Chief Executive Officer in November 1992. He has been
               Chairman, Chief Executive Officer and a Director of
               DEKALB Genetics Corporation for the past five years, as well as a director of Castle Bancgroup, Inc. He is a member of the Executive Committee of the Company.

          H. Blair White                                67  March 9, 1967
               Mr. White is a senior partner in the law firm of Sidley
               & Austin. He is a Director of DEKALB Genetics Corpor-ation, R.R. Donnelley & Sons Company and Kimberly-
               Clark Corporation.  Mr. White is Chairman of the
               Compensation Committee and an alternate member of the Executive Committee of the Company.

          Donald McMorland                              67  April 26, 1989
               Mr. McMorland was elected President and Vice
               Chairman of the Board on May 13, 1994.  He was
               Chairman of the Board of Alberta & Southern
               Gas Co. Ltd. from October 1, 1991 until June 30,
               1994.  He was Executive Vice President and Chief
               Operating Officer of that company until he was elected President and Chief Executive Officer in July 1990. He resigned as President and Chief
               Executive Officer in October 1993.  He was also
               Senior Vice President and a director of Alberta
               Natural Gas Company Ltd. until he resigned as an officer in April 1991 and as a director in December 1991.

          Director Whose Term Expires in 1995 (Class of 1996):

          Thomas H. Roberts, Jr. (1)                   70  January 5, 1951
               Mr. Roberts is Vice Chairman of the Executive
               Committee of the Board of Directors. He is a director of IMC Global, Inc. and Pride
               Petroleum Services, Inc. Mr. Roberts is a member of the Executive Committee and Chairman of the Audit Committee of the Company.

          Directors Whose Terms Expire in 1997:

          Charles C. Roberts (1)                       70 September 7,1957
               Mr. Roberts is Chairman of the Executive Committee of the Board of Directors. He is also a member of the Compensation Committee of the Company.

          William J. Wooten                            70   April 26, 1989
               Mr. Wooten was president of the Moran Corporation until
               June  1987,  at  which  time  he  became  a   petroleum
               consultant. He is a member of the Compensation and Audit Committees of the Company.

          (1) Thomas H. Roberts, Jr. and Charles C. Roberts are brothers-in-law.

          COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

          Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities (``Reporting Persons'') to file reports of ownership and changes in ownership with the SEC. Reporting persons are required by SEC regulation to furnish the Company with copies of all Section 16 (a) reports they file. Based solely on its review of copies of such forms received by it, the Company believes that during 1994 its Reporting Persons complied with all Section 16
          (a) reporting requirements applicable to them, except that Mr. Leteta inadvertently filed late his Form 3 Initial Statement of Beneficial Ownership of Securities.

          ITEM 11.          EXECUTIVE COMPENSATION

          The  following  table  sets  forth  the  annual  and  long   term
          compensation paid by the Company and its subsidiaries for the years indicated to those persons set forth below:

                           SUMMARY COMPENSATION TABLE (1)

                                                                             Long Term
                                                                             Compensation
                                             Annual Compensation             Awards
                                             -------------------           ------------

                                                                           Number of
                                                                           Securities
          Name and Principal Position at                                   Underlying         All Other
               December 31, 1994            Year     Salary       Bonus    Options/SAR's     Compensation
          ------------------------------    ----   ----------   ---------  -------------     -------------
          Donald McMorland  (4)             1994  $   82,699   $     -        10,000        $     -
          President, and Vice Chairman
          of the Board

          Bruce A. Craig  (2)               1994  $   94,119   $   20,640     35,500        $   10,352 (7)
          Vice President Marketing of       1993      89,102       17,156        -                 743
          DEKALB Energy Canada Ltd.         1992      10,618          -        3,000              -

          Lawrence G. Evans                 1994  $   93,197   $   25,521     21,175        $   16,031 (8)
          Vice President Production of      1993      83,678       23,121     10,160            10,703
          DEKALB Energy Canada Ltd.         1992      85,263       24,476      5,318             7,743

          Michael E. Finnegan  (5)          1994  $   75,424   $   29,642     17,490        $    6,518 (9)
          Executive Vice President, Chief   1993      85,228       23,977     10,345            13,380
          Financial Officer, and Treasurer  1992      85,428       25,382      7,681             9,078

          Richard G. Nash                   1994  $  100,150   $   32,679     12,765        $   17,204 (10)
          Vice President Exploration and    1993      97,625       32,540     11,850            12,133
          Land of DEKALB Energy Canada Ltd. 1992     104,303       34,448      9,306             9,596

          Vincent J. Tkachyk  (3)           1994  $   81,607   $   38,944     16,879        $  211,150 (6)
          President                         1993     137,438       46,525     14,000            38,456
                                            1992     153,132       48,235     26,020            43,127


          (1) Where applicable, Canadian dollars were translated into U.S. dollars at the 1992, 1993 and 1994 average exchange rates of .8278, .7748 and .7319, respectively, which were the rates used for the Company's income statements during those years.

          (2) Mr. Craig was hired in November 1992.

          (3) Mr. Tkachyk left the Company's employ on May 13, 1994.

          (4) Mr. McMorland was appointed President and Vice Chairman of the Board on May 13, 1994.

          (5) Mr. Finnegan passed away on September 17, 1994.

          (6) 1994 All Other Compensation total of $211,150 consists of termination payments of $203,286 and $7,864 credited to the Supplementary Retirement Plan.

          (7) 1994 All Other Compensation is a $10,352 contribution to the Supplemental Retirement Plan.

          (8) 1994 All Other Compensation is a $16,031 contribution to Supplementary Retirement Plan.


          (9) 1994 All Other Compensation is a $6,518 contribution to the Supplementary Retirement Plan.

          (10) 1994 All Other  Compensation total of  $17,204 consists  of:
              $6,138 contribution to the Canadian Registered Retirement Savings Plan; and $11,066 credited to the Supplementary Retirement Plan.

                            OPTION/SAR GRANTS DURING 1994

                                                                                                  Potential Realizable
                                                                                                   Value of Assumed
                                                                                                   Annual Rates of
                                                                                                     Stock Price
                                                                                                    Appreciation for
                               Individual Grants                                                     Option Term
          ------------------------------------------------------------------------------------    ---------------------
                                                      Percentage
                                   Number of           of Total
                                   Securities        Options/SARs     Exercise
                                   Underlying         Granted to      or Base
                                  Options/SARs        Employees       Price Per     Expiration
               Name                 Granted            in 1994         Share           Date          5%         10%
          --------------------    ------------       ------------   -----------     ----------    ---------  ----------
          Donald McMorland (1)       10,000               (5)       $   14.00          (1)           (1)       (1)

          Bruce A. Craig             16,250 (2)          8.3%       $   14.00        02-23-99     $  62,888  $  138,775
                                     19,250 (6)          9.9%       $   15.25        11-07-99     $  81,043  $  179,410

          Lawrence G. Evans          21,175 (2)         10.9%       $   14.00        02-23-99     $  81,949  $  180,835

          Michael E. Finnegan        17,490 (3)          9.0%       $   14.00        09-17-95     $  12,243  $   24,486

          Richard G. Nash            12,765 (2)          6.6%       $   14.00        02-23-99     $  49,401  $  109,103

          Vincent J. Tkachyk         16,879              8.7%       $   14.00        08-11-94 (4) $     -    $     -

          (1)  Stock  Appreciation  Rights  became  fully  exercisable   on
               November 18, 1994 and may only be exercised between November 18, 1994 and 90 days after Mr. McMorland ceases to be President of DEKALB Energy Company.

          (2) These options for shares of Class A Stock of the Company granted on February 24, 1994 vest in one-third increments annually beginning February 24, 1995.

          (3) All unexercised options became exercisable upon the death of Mr. Finnegan.

          (4) The option automatically expired 90 days after Mr. Tkachyk's employment terminated.

          (5)  Mr. McMorland was  one of two  employees who received  Stock
               Appreciation Rights (SARs).   He received  50% of  such issued
               SARs.

          (6) These options for shares of Class A Stock of the Company granted on November 8, 1994 vest in one-third increments annually beginning November 8, 1995.


          AGGREGATED OPTION/SAR EXERCISES IN 1994 AND DECEMBER 31, 1994 OPTION/SAR VALUE

                                                    Number of Unexercised
                                                    Securities Underlying          Value of Unexercised
                                                     Options/SARs Held             In-The-Money Options/SARs
                                                    at December 31, 1994           at December 31, 1994



                         Shares
                        Acquired on    Value
                         Exercise     Realized    Exercisable   Unexercisable   Exercisable    Unexercisable
                        -----------   --------    -----------   -------------   -----------    -------------
      Donald McMorland      -          $   -         10,000           -          $  72,500      $     -

      Bruce A. Craig        -          $   -          3,000        35,500        $  19,875      $  233,313

      Lawrence G. Evans     -          $   -         11,315        29,338        $  64,767      $  225,944

      Michael E. Finnegan   -          $   -         38,716           -          $ 294,728      $     -

      Richard G. Nash       -          $   -         15,521        23,300        $ 107,848      $  185,385

      Vincent J. Tkachyk (1)-          $   -            -             -          $     -        $      -

          (1) All of Mr. Tkachyk's stock options expired August 11, 1994. None were exercised since they were not-in-the-money.

          If the proposed merger with Apache referred to in Item 7 is consummated, Apache will assume each outstanding Company stock option that remains unexercised. In addition, each holder of a Company stock option, including those named in the above table, may elect, prior to the effectiveness of such merger, to surrender their Company stock options, in whole or in part, without regard to whether such options are then fully exercisable, in exchange for shares of Apache Common Stock. The treatment of Company stock options in connection with the proposed merger with Apache is more fully described in the Proxy/Statement Prospectus included in the Registration Statement on Form S-4 (Registration No. 33-57321) filed by Apache with the Securities and Exchange Commission under the Securities Act of 1933, as amended, with respect to the Merger.

          ESTIMATED  ANNUAL  RETIREMENT  BENEFITS  FOR  YEARS  OF   SERVICE
          INDICATED

          The following table shows the estimated annual retirement benefits payable upon retirement to participants in the Company's retirement plans for the indicated levels of remuneration and years of service.

                                       Years of Service
                        -------------------------------------------------
          Remuneration     15        20         25        30         35
          ------------  -------   --------   -------   --------   -------
          $  110,000   $ 33,000  $ 44,000   $ 55,000  $ 66,000   $ 77,000
             125,000     37,500    50,000     62,500    75,000     87,500
             140,000     42,000    56,000     70,000    94,000     98,000
             155,000     46,500    62,000     77,500    93,000    108,500
             170,000     51,000    68,000     85,000    102,000   119,000
             185,000     55,500    74,000     92,500    111,000   129,500
             200,000     60,000    80,000    100,000    120,000   140,000
             215,000     64,500    86,000    107,500    129,000   150,500


          The defined benefit plan for named executives is based upon the average annual compensation of the three highest paid years. The compensation covered by the plan is salary and bonus. Such amounts for each of the named executive officers are set forth in the summary compensation table.

          The credited years of service for each of the named executive officers is:

                              Bruce A Craig          2
                              Lawrence G. Evans     14
                              Richard G. Nash        8

          The benefits in the plan are calculated by determining the annualized earnings of the three highest paid years and multiplying this by the number of years of service times two percent. This benefit would be offset by the Canada Pension Plan benefits, the Canadian Old Age Security Plan benefits, and benefits associated with employer contributions to a Registered Retirement Savings Plan and Supplementary Retirement Plan. The latter two plans are defined contribution plans. The benefit table assumes that the participant will retire at age 65. If not, the benefit will be reduced by three percent for every year between ages 55 and 60 and one percent between ages 60 and 65.

          EMPLOYMENT AGREEMENTS

          Messrs. Nash, Craig, and Evans do not have written employment agreements with the Company. However, the Company has agreed with them that their 1995 base salaries shall be $92,300, $90,900 and $93,000, respectively. They have performance-related bonus opportunities which could be as high as $32,400, $27,300, and $28,100, respectively.

          On May 13, 1994 Mr. McMorland was appointed Vice Chairman of  the
          Board and President of the Company.  His compensation is  covered under a consulting contract  dated June 1,  1994.  This  contract may be terminated by either party upon one month's prior  written notice.  The Company is committed to pay a monthly minimum fee of
          $6,000.00 plus  $640 per  day in  excess of  28 days  during  any
          fiscal quarter.   In  addition, the  Company  covers all  of  Mr.
          McMorland's direct business expenses.   In addition, in May  1994
          Mr. McMorland was granted 10,000  phantom units, which are  Stock
          Appreciation Rights, at $14.00 per unit.   These units were  100%
          vested on November 18, 1994.

          Each individual is paid  in Canadian dollars.   Amounts shown  in
          this paragraph are in U.S. dollars calculated by converting Canadian dollars to U.S. dollars at $0.71.

          COMPENSATION OF DIRECTORS

          Except as noted herein, directors of the Company are paid $13,000 annually, plus $1,000 per day for attending meetings of the Board of Directors. Directors are paid $800 for attending meetings of committees of the Board of Directors, or for attending other meetings at the request of the Company, plus expenses for attending such meetings. Bruce P. Bickner, Chairman of the Board, in lieu of being paid the fees referenced above, will be paid $70,000 for his additional duties as Chairman.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Mr. Charles C. Roberts was a member of the Compensation Committee of the Board of Directors during 1994 and was an officer of the Company. He held the office of Chairman of the Executive Committee during 1994. The only compensation he received in such capacity was the compensation normally paid to members of the Board of Directors. During his employment by the Company prior to his retirement in March 1988, Charles C. Roberts held various officer positions, including Vice Chairman of the Board.

          H. Blair White, a  Director of the Company,  is a partner in  the
          law firm of  Sidley &  Austin.   Sidley &  Austin provided  legal
          services to the Company during the past year.

          Donald McMorland was an officer of Alberta and Southern Gas Co. Ltd. ("A&S") until he resigned in October 1993. Mr. McMorland remained as Chairman of the Board of A&S until June 30, 1994. As of November 1, 1993, A&S had essentially ceased its gas marketing function in Canada. A&S is wholly-owned by Pacific Gas and Electric Company ("PG&E"). Pacific Gas Transmission Company ("PGT") is wholly-owned by PG&E. The Company entered into a 30-year firm transportation agreement with PGT beginning November 1, 1993. The agreement provides that PGT will transport gas for the Company from the Canadian border to Kern River, California. Yearly payments to PGT are expected to be approximately $2.0 million. In 1994 the Company paid PGT $2.2 million. DEKALB paid PG&E $0.5 MILLION IN 1994 for short-term transportation within California.

          ITEM 12.  SECURITY OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND
                MANAGEMENT

          The following table sets forth as of December 31, 1994 the beneficial ownership of the Class A Stock and the Class B (nonvoting) Stock of the Company (including shares as to which a right to acquire ownership exists (e.g., through the exercise of stock options) within the meaning of Rule 13d-3 (d)(1) under the Securities Exchange Act) of each director, of the six executive officers named in the various compensation tables, and of all directors and all executive officers as a group:


                                                       Number of Shares of Stock Owned Beneficially
                                                          and  Percentages of Class Outstanding on
                                                                    December 31, 1994 (1)
                                                       ------------------------------------------------

                                                       Class A       %       Class B      %
                                                       -------    -------    -------   -------

          Bruce P. Bickner  (2)                         97,547     4.239     9,050      0.127
          Bruce A. Craig  (3)                            8,417     0.366       -          -
          Larry G. Evans  (4)                           21,760     0.946       300      0.004
          Michael E. Finnegan   (5)                     38,716     1.682       -          -
          Donald McMorland                                 -         -       1,000      0.014
          Richard G. Nash   (6)                         23,726     1.031       -          -
          Charles C. Roberts  (7)(8)                    60,268     2.619       625      0.009
          Thomas H. Roberts, Jr.  (8)(9)               187,311     8.139    67,603      0.952
          H. Blair White                                10,000     0.435       -          -
          William J. Wooten                                -         -         200      0.003
          Vincent J. Tkachyk (10)                          -         -       2,645      0.037
          All of the above and all other executive
          officers as a group (14) persons (11)        482,435    20.963    85,323      1.202


         (1) Unless otherwise noted, the named individual has sole voting and investment power with respect to the shares of Class A Stock and sole investment power with respect to the shares of Class B (nonvoting) Stock listed. The Securities and Exchange Commission defines "beneficial owner of a security" as including any person who has sole or shared voting or investment power with respect to such security.

         (2) Includes 54,810 shares of Class A Stock subject to an option at an exercise price of $12.25 per share; 38,140 shares of Class A Stock subject to an option at an exercise price of $8.53 per share; and 7,050 shares of Class B (nonvoting) Stock subject to an option at an exercise price of $7.39 per share, all of which may be exercised within 60 days after December 31, 1994.

         (3) Includes 3,000 shares of Class A Stock subject to an option at an exercise price of $11.50 per share and 5,417 shares of Class A Stock subject to an option at an exercise price of $14.00 per share which may be exercised within 60 days after December 31, 1994.

         (4) Includes 6,773 shares of Class A Stock subject to an option at an exercise price of $12.25 per share; 7,058 shares of Class A Stock subject to an option at an exercise price of $14.00 per share; 2,500 shares of Class A Stock subject to an option at an exercise price of $22.25 per share; 1,500 shares of Class A Stock subject to an option at an exercise price of $20.00 per share; and 3,929 shares of Class A Stock subject to an option at an exercise price of $13.00 per share, all of which may be exercised within 60 days after December 31, 1994.

         (5) Includes 10,345 shares of Class A Stock subject to an option at an exercise price of $12.25 per share; 500 shares of Class A Stock subject to an option at an exercise price of $2.096 per share; 1,200 shares of Class A Stock subject to an option at an exercise price of $22.25 per share; 1,500 shares of Class A Stock subject to an option at an exercise price of $20.00 per share; and 7,681 shares of Class A Stock subject to an option at an exercise price of $13.00 per share; 17,490 shares of Class A Stock subject to an option at an exercise price of $14.00 per share, all of which may be exercised within 60 days after December 31, 1994.

          (6)Includes 7,900 shares of Class A Stock subject to an option at an exercise price of $12.25 per share; 4,255 shares of Class A Stock subject to an option at an exercise price of $14.00 per share; 500 shares of Class A Stock subject to an option at an exercise price of $2.096 per share; 2,500 shares of Class A Stock subject to an option at an exercise price of $19.125 per share; 1,900 shares of Class A Stock subject to an option at an exercise price of $20.00 per share; and 6,671 shares of Class A Stock subject to an option at an exercise price of $13.00, all of which may be exercised within 60 days after December 31, 1994.

         (7) Charles C. Roberts has shared voting and investment power (with Mary R. Roberts) with respect to 42,168 shares of Class A Stock and shared investment power (with Mary R. Roberts) with respect to 625 shares of Class B (nonvoting) Stock. Includes 18,100 shares of Class A Stock subject to an option at an exercise price of $8.53 per share that may be exercised within 60 days after December 31, 1994. As of December 31, 1994, Charles C. Roberts, his spouse and their descendants and their spouses, and trusts created for their benefit, owned an aggregate of (excluding shares subject to option) 872,454 shares (37.911%) of the Company's then outstanding Class A Stock.

         (8) Thomas H. Roberts, Jr. and Charles C. Roberts are brothers-in-law.

         (9) Thomas H. Roberts, Jr. has sole voting and investment power with respect to 164,011 shares of Class A Stock, sole investment power with respect to 67,603 shares of Class B (nonvoting) Stock, shared voting and investment power (with Michael J. Roberts) with respect to 25,920 shares of Class A Stock. Includes 23,300 shares of Class A Stock subject to an option at $8.53 per share that may be exercised within 60 days after December 31, 1994. As of December 31, 1994, Thomas H. Roberts, Jr. and his descendants and their spouses, and trusts created for their benefit, owned an aggregate of (excluding shares subject to option) 748,954 shares (32.544%) of the Company's then outstanding Class A Stock. Not included in these shares are 123,500 shares of Class A Stock as to which Catherine H. Roberts-Suskin (the daughter of Mr. Roberts) has disclaimed beneficial ownership. See note (4) on Page 64.

        (10) Includes shares reported  on the  last Form  4
             filed by Mr. Tkachyk prior to the date of his termination of employment.

        (11) Included in these shares are 260,659 shares of Class A Stock and 7,050 shares of Class B (nonvoting) Stock subject to options that may be exercised within 60 days after December 31, 1994.

                               PRINCIPAL STOCKHOLDERS

          The following table sets forth as of December 31, 1994 the beneficial ownership of the Company's Class A Stock of each person known by the Company to own beneficially more than 5% of such class of securities. Included are shares of Class A Stock subject to an option which may be exercised within 60 days after December 31, 1994.

                                                               Percentage of
                                                            Outstanding Shares
                                          Shares Owned            of
                 Name and Address         Beneficially (1)    Class A Stock
          ------------------------------  ----------------  -----------------
          Thomas H. Roberts, Jr. (2)(3)       187,311               8.139
          Box 486, 9 Arrowhead Lane
          DeKalb, Illinois  60115

          Amy L. Domini,                      273,204              11.872
          William B. Perkins (4)
          230 Congress Street
          Boston, Massachusetts  02110

          Douglas C. Roberts                  277,976              12.079
          Lynne K. Roberts (2)(5)
          1449 Janet Street
          Sycamore, Illinois  60178

          Virginia Roberts Holt               277,637              12.064
          Terrance K. Holt (2)(6)
          2329 Clover Lane
          Northfield, Illinois  60093

          John T. Roberts                     274,673              11.935
          Robin R. Roberts (2)(7)
          2090 Mulsanne Drive
          Zionsville, Indiana  46077

          Thomas H. Roberts, III (2)          198,390               8.621
          2621 Club Lake Trail
          McKinney, Texas  75070

         (1) The Securities and Exchange Commission defines "beneficial owner of a security" as including any person who has sole or shared voting or investment power with respect to such security.

         (2) Thomas H. Roberts, Jr. is the father of Thomas H. Roberts, III and the uncle of Douglas C. Roberts, John T. Roberts and Virginia Roberts Holt. Douglas C. Roberts, Virginia Roberts Holt and John T. Roberts are brothers and sister and are the cousins of Thomas H. Roberts, III.

         (3) Includes 23,300 shares of DEKALB Class A Stock subject to an option at $8.53 per share.

         (4) Based on a Schedule 13D filed with the Securities and Exchange Commission. Such Schedule indicates that Amy L. Domini and William B. Perkins beneficially own such shares as co-trustees of trusts which hold such shares and that the grantors, beneficiaries, and in certain cases, the co-trustees of such trusts include Catherine H. Roberts-Suskin and Susan Shawn Roberts. Such Schedule 13D indicates that Catherine H. Roberts-Suskin also beneficially owns 60,256 of such shares as co-trustee of certain of such trusts and may be deemed to beneficially own an additional 123,500 of such shares solely by virtue of her power to remove and replace the trustees of one of those trusts, but that she disclaims beneficial ownership of such 123,500 shares. See note (10) on page 62.

         (5) Douglas C. Roberts has sole voting and investment power with respect to 179,152 of such shares of Class A Stock and Lynne
             K. Roberts has sole voting and investment power with respect to the remaining 98,824 shares of Class A Stock. Douglas C. Roberts and Lynne K. Roberts are husband and wife.

         (6) Virginia Roberts Holt has sole voting and investment power with respect to 101,053 of such shares of Class A Stock and Terrance K. Holt has sole voting and investment power with respect to the remaining 176,584 shares of Class A Stock. Virginia Roberts Holt and Terrance K. Holt are husband and wife.

         (7) John T. Roberts has sole voting and investment power with respect to 131,180 of such shares of Class A Stock and Robin
             R. Roberts has sole voting and investment power with respect to the remaining 143,493 shares of Class A Stock. John T. Roberts and Robin R. Roberts are husband and wife.

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          See Item 11, ``COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION'', with respect to Mr. White and Mr. McMorland.

                                       PART IV

          ITEM 14. EXHIBITS, FINANCIAL  STATEMENT SCHEDULES,  AND
                   REPORTS ON FORM 8-K

          (a) (1) Financial Statements

          The following financial statements of DEKALB Energy Company are included in Part II, Item 8:

                                                                      Page
                                                                      ----
          Auditors' Report (8)                                         22

          Responsibilities for Financial Statements                    23

          Consolidated Statements of Operations for the
          years ended December 31, 1994, 1993, and 1992                24

          Consolidated Balance Sheets as of
          December 31, 1994 and 1993                                   25

          Consolidated Statements of Cash Flows for
          the years ended December 31, 1994, 1993 and 1992             26

          Consolidated Statements of Shareholders'
          Equity for the years ended December 31, 1994,
          1993, and 1992                                               27

          Notes to Consolidated Financial Statements                28-47

          Unaudited Supplementary Financial Information             48-52

          (a) (2) Financial Statement Schedules

          Auditors' Report (8)                                         69

          Schedule II-  Valuation and Qualifying Account               70

          Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the financial statements or notes thereto.

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (3) Exhibits

                                                                       Page
                                                                       ----
          3.1  Restated Certificate of Incorporation of the
               Registrant (2)

          3.2  Restated By-laws of the Registrant (1)


          4.1 Indenture dated as of April 1, 1988, between the Registrant and Continental Illinois Bank and Trust Company of Chicago as Trustee relating to $50 million Long-Term Notes at 10%
               and $75 million of Long-Term Notes at 9.875% (3)

          4.2 Extendible Revolving Term Credit Agreement between DEKALB Energy Canada Ltd.
               and the Royal Bank of Canada (7)

          10.1 Stock Option Plan (1)*

          10.2 Form of Stock Option Agreement (1)*

          10.3 Letter Agreement between DEKALB
               Energy Company and Vincent J. Tkachyk (7)*

          10.4 Deferred Management Compensation Plan (2)*

          10.5 Employment Agreement between DEKALB Energy
               Company and Bruce P. Bickner (5)*

          10.6 Employment Agreement between DEKALB Energy
               Company and  John H. Witmer, Jr. (5)*

          10.7 Long-Term Incentive Plan (4)*

          10.8 Firm Transportation Service Agreement between the Registrant and Pacific Gas
               Transmission Company (7)

          10.9 Asset Purchase and Sale Agreement (U.S.
               properties)  between the Registrant
               and Louis Dreyfus Gas Holdings Inc. (6)

          10.10 DEKALB Energy Company Profit Based Thrift Plan (7)

          10.11 Temporary Consulting Contract between
                DEKALB Energy Company and Donald McMorland (8)*        71

          10.12 Temporary Consulting Contract between DEKALB
                Energy Company and John Leteta (8)*                    76

          10.13 Agreement and Plan of Merger among Apache
                Corporation, XPX Acquisition
                and the Registrant (9)

          11   Statement re Computation of Per Share Earnings          77

          21   Subsidiaries of Registrant                              78

          24.1 Consent of Auditors                                     79

          24.2 Consent of Independent Petroleum Engineers              80

          27.1 Financial Data Schedule

          28   Report of Independent Petroleum Engineers               81



          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (3) Exhibits (continued)

          Footnotes:
          ----------


              (1) Incorporated by reference to Exhibit to Amendment  No. 1 to Form 10-K for the fiscal year ended August 31, 1986, dated May 19, 1987.

              (2) Incorporated by reference  to Exhibit  to Form 10-K  for the fiscal year ended December 31, 1988, dated March 13, 1989.

              (3) Incorporated by reference to Exhibit 4 A to Registration
                  Statement on Form S-3 (Registration No. 33 - 12534).

              (4) Incorporated by reference  to Exhibit  to Form 10-Q  for the quarter ended March 31, 1990, dated May 11, 1990.

              (5) Incorporated by reference  to Exhibit  to Form 10-K  for the fiscal year ended December 31, 1991, dated March 11, 1992.

              (6) Incorporated by reference to  Exhibit to Form 8-K  dated
                  October 16, 1992.

              (7) Incorporated by reference  to Exhibit  to Form 10-K  for the fiscal year ended December 31, 1992 dated March 12, 1993.

              (8) Incorporated by reference  to Exhibit  to Form 10-K  for the fiscal year ended December 31, 1994, dated March 7, 1994.

              (9) Incorporated by reference to  Exhibit to Form 8-K  dated
                  December 21, 1994.

          *Indicates management contracts, compensatory plans or arrangements.


          (b) Reports on Form 8-K

             A Form 8-K dated September 17, 1994 was filed detailing the filing requirement for Item 5 - the announcement of the death of Michael E. Finnegan, Executive Vice President and Chief Financial Officer of the Company.

             A Form 8-K dated December 21, 1994 was filed detailing the filing requirement for Item 5 - Agreement and Plan of Merger entered into among Apache Corporation, XPX Acquisitions, Inc. (``Sub''), a wholly owned subsidiary of Apache, and the Company providing for the merger of the Sub into the Company in a transaction under Delaware Law by which the Company would become a wholly owned subsidiary of Apache; and Item 7
             - Financial Statements and Exhibits related to the above transaction.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DEKALB Energy Company

          Date:  March 7, 1995

                                               By:    DONALD MCMORLAND
                                                      ----------------
                                                      Donald McMorland
                                                      President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 7th day of March, 1995.



                  Signature                           Title
                  ---------                           -----

                  JOHN LETETA                  Vice President Finance and
                  -----------                  Treasurer
                  John Leteta




                  EDDY Y. TSE                  Chief Accounting Officer
                  -----------
                  Eddy Y. Tse


                                        DIRECTORS


                  BRUCE P. BICKNER                  THOMAS H. ROBERTS, JR.
                  ----------------                  ----------------------
                  Bruce P. Bickner                  Thomas H. Roberts, Jr.


                  DONALD MCMORLAND
                  ----------------                  --------------
                  Donald McMorland                  H. Blair White


                  CHARLES C. ROBERTS
                  ------------------                -----------------
                  Charles C. Roberts                William J. Wooten

                                  AUDITORS' REPORT


          To the  Shareholders  and Board  of  Directors of  DEKALB  Energy
          Company:

          Our report on the consolidated financial statements of DEKALB Energy Company is included on page 22 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page 65 of this Form 10-K.

          In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included herein.



          Calgary, Alberta                                COOPERS & LYBRAND
          February 13, 1995                               -----------------
                                                          Coopers & Lynrand


                                                           DEKALB Energy Company
                                              SCHEDULE II - VALUATION and QUALIFYING ACCOUNT
                                               years ended December 31, 1994, 1993, and 1992
                                                             ($ in thousands)



                     Column A                       Column B              Column C           Column D      Column E
                     --------                       --------              --------           --------      --------
                                                                          Additions
                                                                 ------------------------
                                                   Balance at    Charged to    Charged to                 Balance at
                                                   Beginning     costs and       Other                       End
                    Description                    of Period      Expenses      Accounts    Deductions    of Period
          ------------------------------------    -----------   -----------   -----------   ----------   -----------
          Year ended December 31, 1994:

            Deducted in the balance sheet
              from the assets to which they
              apply:
                Allowance for doubful accounts
                and notes receivable              $     709     $    -        $    -        $ (620) (c)  $      89
                                                  ===========   ===========   ============  ==========   ============
                Allowance for assets of
                discontinued business             $   4,379     $    -        $     69      $    -       $   4,448
                                                  ===========   ===========   ============  ==========   ============

          Year ended December 31, 1993:
            Deducted in the balance sheet
              from the assets to which they
              apply:
                Allowance for doubful accounts
                and notes receivable              $     679     $    30       $    -        $    -       $     709
                                                  ===========   ===========   ============  ==========   ============
                Allowance for assets of
                discontinued business             $   3,637     $    -        $    840      $  (98) (b)  $   4,379
                                                  ===========   ===========   ============  ==========   ============
          Year ended December 31, 1992:
            Deducted in the balance sheet
              from the assets to which they
              apply:
                Allowance for doubful accounts
                and notes receivable              $     385     $   630       $    -        $ (336) (a)  $     679
                                                  ===========   ===========   ============  ==========   ============
                 Allowance for assets of
                discontinued businesses           $   3,507     $    -        $    761      $ (631)      $   3,637
                                                  ===========   ===========   ============  ==========   ============

          Notes:
         (a) Uncollectible items written off, less recoveries of items previously written off.
         (b) Realized losses charged to the reserve.
         (c) Recovery of items previously provided for in the reserve balance.


                                    EXHIBIT 10.11
                                DEKALB ENERGY COMPANY
             TEMPORARY CONSULTING CONTRACT BETWEEN DEKALB ENERGY COMPANY
                                AND DONALD MCMORLAND

          THIS CONTRACT is entered into effective as of June 1, 1994, by and among DEKALB Energy Canada Ltd. and DEKALB Energy Company (collectively hereinafter called ``DEKALB''), on the one hand and McMorland Consulting Services Ltd. (hereinafter called the ``Consultant''), on the other hand, to provide consulting services (hereinafter called the ``Work'') upon the terms and conditions herein set forth:

          1. SCOPE OF WORK
             -------------

             (a)    The Consultant shall provide  the services of a  senior
                consultant to DEKALB to perform such services as may be assigned to it by the Chairman of the Board of DEKALB or by the Board of Directors of DEKALB.

             (b)    The Consultant shall assign Donald McMorland to perform
                the Work. The Consultant shall not have the right to have the Work performed by an individual other than Donald
                McMorland.   Therefore,  this  Contract shall  immediately
                terminate if Donald McMorland dies, becomes disabled or is otherwise unable to perform his duties.

             (c)    Donald McMorland,  in  his individual  capacity,  shall
                hold the office and perform the duties of President of DEKALB and shall perform the all of his duties as such in accordance with applicable law, DEKALB's By-laws and the directives of the Chairman of the Board of DEKALB and the
                Board of Directors of DEKALB.   Since DEKALB shall provide
                no  employee   compensation   to   Donald  McMorland   for
                performing  that  function,   Consultant  shall  indemnify
                DEKALB. and hold DEKALB harmless from any claim for such compensation as an employee that might be made by Donald McMorland.

          2. TERM
             ----
             (a)    Notwithstanding  the   date  that   this  Contract   is
                executed, it shall be in effect commencing June 1, 1994.

             (b)    The provisions  respecting liability,  indemnification,
                settlement of accounts, taxes and confidentiality and all obligations which have accrued hereunder prior to the date
                of  termination   of  the   Contract  shall   survive  the
                termination of the Contract and shall remain enforceable thereafter.

             (c)    The parties hereby agree that each party shall have the
                right, in their absolute discretion, to terminate this Contract by providing the other party with one month's prior written notice.

             (d)    The parties further  agree that when  this Contract  is
                terminated, with or without cause, DEKALB shall have no obligation to make any form of severance payment to Consultant.

          3. REMUNERATION
             ------------
             DEKALB shall pay the Consultant, as full and complete compensation for the Work, an amount equal to the fee set forth below.

             The fee shall be determined on a per diem basis subject to a monthly minimum fee of $8,400 per month, exclusive of the Goods and Services Tax (``GST'').

                                    EXHIBIT 10.11
                                DEKALB ENERGY COMPANY
             TEMPORARY CONSULTING CONTRACT BETWEEN DEKALB ENERGY COMPANY
                          AND DONALD MCMORLAND (Continued)

             In the event the Consultant is required to provide services in excess of twenty-eight (28) days duration during any fiscal quarter, the Consultant shall be compensated for each full day in excess of the twenty-eight (28) day threshold at the rate of $900 per day or $450 per half day.

             All amounts quoted herein are quoted in Canadian funds and shall be payable in Canadian funds.


          4. EXPENSES
             --------
             (a)    Subject  to  Subclauses   (b)  and   (c),  below,   the
                Consultant shall also be entitled to receive reimbursement for all reasonable expenses incurred in the performance of the Work, including reasonable health and travel insurance
                coverages,  provided,  however,   that,  where  reasonably
                possible, such expenses shall first be approved by DEKALB.

             (b)    All travel undertaken  by the Consultant  on behalf  of
                DEKALB shall conform to the travel policies, standards and practices established by DEKALB from time to time.

             (c)    The expenses  reimbursed  to the  Consultant  shall  be
                exclusive of  any  GST  paid  by  the  Consultant  if  the
                Consultant is  a goods  and services  tax registrant.   In
                such a case, the Consultant shall identify separately as a part of the invoice any GST that the Consultant is required to collect in respect to the Consultant's charges for reimbursable expenses.

          5. INVOICING AND PAYMENT
             ---------------------
             (a)    Every month the Consultant shall invoice DEKALB for the
                total amount payable as determined in  Clause 3 and Clause
                4,  above.    The  invoice  shall  provide  an  arithmetic
                calculation of fees payable and a detailed list of expenses, including receipts and allocation of GST as stipulated.

                The invoice, in duplicate, shall be submitted to:

                DEKALB Energy Canada Ltd.
                700 - 9th Avenue S.W.
                Calgary, Alberta  T2P 3V4
                Attn:  Michael E. Finnegan

             (b)    Subject to its right to hold back amounts owing as  set
                forth in Clause 6, DEKALB shall use all reasonable efforts to pay each invoice within forty-five (45) days of its
                receipt.   DEKALB shall  have  the right  to  question the
                propriety of any charge made in an invoice for a period of one (1) year following termination of this Contract, notwithstanding payment of the invoice.

          6. HOLDBACK
             --------
             DEKALB  shall  be   entitled  to  withhold   payment  to  the
             Consultant for any portion of the invoice which it disputes.

                                    EXHIBIT 10.11
                                DEKALB ENERGY COMPANY
             TEMPORARY CONSULTING CONTRACT BETWEEN DEKALB ENERGY COMPANY
                          AND DONALD MCMORLAND (Continued)



          7. CONFIDENTIALITY AND OWNERSHIP OF WORK
             -------------------------------------
             (a)    All  pertinent  resources,  information,  material  and
                papers prepared or provided by the Consultant in pursuance of this Contract shall be the sole property of DEKALB or its affiliates.

             (b)    The  Consultant   shall  maintain   in  the   strictest
                confidence all information made available or acquired from DEKALB or its affiliates, for the performance of the Work and all information resulting from the performance of the
                Work,  and  shall   use  such  information   only  in  the
                performance of the work.

          8. LIABILITY AND INDEMNIFICATION
             -----------------------------

             (a)    The  Consultant  shall  be  indemnified  by  DEKALB  in
                accordance with the applicable provisions of the Restated Certificate of Incorporation of DEKALB Energy Company.

             (b)    Donald McMorland,  in his  capacity  as an  officer  of
                DEKALB  shall  be  indemnified   in  accordance  with  the
                applicable provisions of the Restated Certificate of Incorporation of DEKALB Energy Company and in accordance with the Indemnification Agreement dated April 26, 1989 signed by him.


          9. Taxes
             -----

             (a)    The Consultant shall pay and be responsible for  income
                and payroll taxes (except such taxes specifically assessed against DEKALB or its affiliates) and other taxes of a similar or dissimilar nature.

             (b)    DEKALB shall  have  no  obligation  to  pay  Goods  and
                Services Tax on invoices submitted pursuant to Clause 5 unless the Consultant provides identification of its Goods and Services Tax Registration Number on the respective invoice and identifies the total amount of Goods and Services Tax included in the invoice.

          10. COMPLIANCE WITH LAWS AND POLICIES
              ---------------------------------
             (a)    In  performing  the  Work,  the  Consultant,  and   its
                employees, shall comply with all the DEKALB policies and all applicable laws, ordinances, codes and regulations of all jurisdictions having or asserting jurisdiction in
                respect  of  the  Work.     If  unfamiliar  with  DEKALB's
                policies, the Consultant shall request, review and abide by all pertinent DEKALB policies, including but not limited to, the code of business conduct and policy on travel arrangements.

             (b)    The Consultant's breach  of any  material provision  of
                this Contract shall, at DEKALB's  discretion, be deemed to
                constitute  cause  for   immediate  termination   of  this
                Contract.

                                    EXHIBIT 10.11
                                DEKALB ENERGY COMPANY
             TEMPORARY CONSULTING CONTRACT BETWEEN DEKALB ENERGY COMPANY
                          AND DONALD MCMORLAND (Continued)



          11. APPLICABLE LAW
              --------------

             (a)    The validity and  interpretation of  this Contract  and
                the legal relation of the parties shall be governed by the laws in force from time to time in the Province of Alberta.

             (b)    The Courts of the Province of Alberta and Canada  shall
                have exclusive jurisdiction to determine all matters in dispute hereunder and the parties hereby attorn to the jurisdiction of such Courts.

          12. INDEPENDENT CONTRACTOR
              ----------------------

             In furnishing its services hereunder, the Consultant shall be acting as an independent contractor in relation to DEKALB and not as an employee of DEKALB. Accordingly, the Consultant shall have no authority to act for or on behalf of DEKALB or to bind DEKALB without its express written consent and shall not be considered as having employee status for the purpose of any employee benefit plan applicable to DEKALB's employees generally. It is understood by the parties that Consultant shall only devote a portion of its time to its services to DEKALB hereunder and remains free to perform services for others, whether as a consultant or otherwise; provided that, services shall not be provided to others if it would create a conflict of interest with Consultant's responsibilities to DEKALB or if it would result in the disclosure of DEKALB's Confidential Information.

          13. MISCELLANEOUS
              -------------

             (a)    All  notices  or   other  communications  required   or
                permitted under this Contract shall be served in writing by personal service or registered mail, return receipt
                requested.   Notice by  mail  shall be  addressed  to each
                party at the address set forth below.

             (b)    This   Contract   supersedes   all   other   agreements
                previously  made  between  the  parties  relating  to  the
                subject  matter   contained   herein.      No   amendment,
                modification or termination of, or addition to, this Contract shall be valid unless and until executed in writing by the parties to this Contract.

             (c)    This Contract shall be binding  upon and inure  to the
                benefit of the parties hereto, including any of their successors and permitted assignees.

             (d)    This  Contract  may   be  executed  in   two  or   more
                counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

             (e)    The parties hereto acknowledge  that this Contract  and
                the  terms  contained   herein  may  be   made  public  in
                accordance with the applicable securities laws.

                                    EXHIBIT 10.11
                                DEKALB ENERGY COMPANY
             TEMPORARY CONSULTING CONTRACT BETWEEN DEKALB ENERGY COMPANY
                          AND DONALD MCMORLAND (Continued)

          IN WITNESS WHEREOF, the parties have executed this Contract effective as of the date set forth above.

          DEKALB Energy Company                McMorland Consulting
          700 - 9th Avenue S.W.                Services Ltd.
          Calgary, Alberta  T2P 3V4            3440  Lakeside  Crescent, S.W.
          Canada                               Calgary, Alberta  T3E 6A6
                                               Canada


          BRUCE P. BICKNER                     DONALD MCMORLAND
          ---------------------                -----------------
          Bruce P. Bickner                     Donald McMorland
          Chairman of the Board                President

          DEKALB Energy Canada Ltd.
          700 - 9th Avenue S.W.
          Calgary, Alberta  T2P 3V4
          Canada


          BRUCE P. BICKNER
          ---------------------
          Bruce P. Bickner
          Chairman of the Board

                                    EXHIBIT 10.12
                                DEKALB ENERGY COMPANY
             TEMPORARY CONSULTING CONTRACT BETWEEN DEKALB ENERGY COMPANY
                                   AND JOHN LETETA

          (DEKALB Energy Company Letterhead)

          November 28, 1994

          John Leteta
          4 Lake Lucerne Close SE
          Calgary, Alberta  T2J 3H8

          Dear John:

          This letter will confirm our offer of temporary employment in the position of Vice President, Finance and Treasurer, effective September 20, 1994.

          Your annual rate of compensation will be $150,000 (Cdn.) which will be payable semi-monthly. You will be paid 10% of the total compensation you receive as vacation pay on your final pay cheque. Your company benefits will remain unchanged from your retiree benefit status: extended medical insurance coverage for you and your spouse, and $50,000 basic life insurance. You will continue to be deducted once per month for current benefit premiums.

          Either party may terminate this agreement on one month's notice.

          Your employment will not reduce the benefits from the Retiring Allowance Agreement Plan and the Supplementary Retirement Plan.

          If you are in agreement with this offer, please sign one copy of this letter in the space provided below and return it to me at your earliest convenience.

          Yours truly,                         The above agreed to and
                                               accepted this 29 day of
                                               November, 1994



          DONALD MCMORLAND                     JOHN LETETA
          ----------------                     -----------
          Donald McMorland                     John Leteta
          President

                                     EXHIBIT 11
                                DEKALB Energy Company
                   STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                                                    For the years ended December 31,
                    Average Shares Outstanding
                    --------------------------                   1994              1993              1992
                                                              ----------        ----------        ----------
       1.Average shares outstanding                           9,503,533         9,605,900         9,629,754

       2.Net additional shares outstanding assuming all
         stock options exercised and proceeds used to
         purchase treasury stock (a)                             79,456            69,250             -
                                                              ----------        ----------        ----------

       3. Average number of shares outstanding                9,582,989         9,675,150         9,629,754
                                                              ==========        ==========        ==========

       4.Fully diluted number of shares                       9,590,936         9,678,131         9,671,130
                                                              ==========        ==========        ==========

       5.Net earnings (loss) per share computation:
         ($ in thousands)
               Earnings (loss) from continuing operations      $  6,813          $  5,672         $ (69,253)
               Loss from discontinued operations                  -                 -                (1,050)
               Cumulative effect of change in accounting
               principle                                          -                 -                 5,334
                                                              ----------        ----------        ----------
                  Net earnings (loss)                          $  6,813          $ 11,006         $ (70,303)
                                                              ==========        ==========        ==========

       6.Net earnings (loss) per average share outstanding
         as reported in summary of operations:
               Earnings (loss) from continuing operations      $   0.71          $  0.59          $  (7.19)
               Loss from discontinued operations                   -                -                (0.11)
               Cumulative effect of change in accounting
               principle                                           -                0.55              -
                                                              ----------        ----------        ----------
                  Net earnings (loss) per share                $   0.71          $  1.14          $  (7.30)
                                                              ==========        ==========        ==========

       7.Net earnings (loss) per fully diluted average share:
               Earnings (loss) from continuing operations      $   0.71          $  0.59          $  (7.16)
               Loss from discontinued operations                   -                -                (0.11)
               Cumulative effect of change in accounting
               principle                                           -                0.55              -
                                                              ----------        ----------        ----------
                  Net earnings (loss) per share                $   0.71          $  1.14          $  (7.27)
                                                              ==========        ==========        ==========

       Notes:
       (a) The 1992 computation of average number of shares outstanding excludes anti-dilutive shares.


                                     EXHIBIT 21
                        SUBSIDIARIES OF DEKALB ENERGY COMPANY


          The following table sets forth principal subsidiaries of the registrant and indicates as to each such subsidiary the state or other jurisdiction under the laws of which it was organized and the percentage of voting securities thereof owned by the registrant.


                                                             Percentage of
                                                             Voting Securities
                                          Jurisdiction of    Owned by the
                                          Incorporation      Registrant
                                          ---------------    -----------------
          DEKALB Energy Canada Ltd.          Alberta              100%
          DEKALB Energy Texas Inc.           Delaware             100%


                                    EXHIBIT 24.1
                                 CONSENT OF AUDITORS


          We consent to the incorporation by reference in the registration statement of DEKALB Energy Company on Form S-8, File Nos. 2-63440 (Post-Effective Amendment No. 6), No. 2-58358 (Post-Effective Amendment No. 1), No. 2-71978 (Post-Effective Amendment No. 1), and No. 33-36642 and Registration Statement No. 33-12534 (Amendment No. 3) on Form S-3 of our report dated February 13, 1995, on our audits of the consolidated financial statements and financial statement schedules of DEKALB Energy Company as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, which report is included in the Annual Report on Form 10-K.





          Calgary, Alberta                                 COOPERS & LYBRAND
          March 7, 1995                                    -----------------
                                                           Coopers & Lybrand

                                    EXHIBIT 24.2
                                DEKALB ENERGY COMPANY
                     CONSENT OF INDEPENDENT PETROLEUM ENGINEERS

          (Ryder Scott Letterhead)

          We hereby consent to the reference to Ryder Scott Company under ``Supplemental Financial Information - Estimated Net Quantities of Proved Reserves'' of DEKALB Energy Company in this Form 10-K and to the inclusion of Ryder Scott Company's Report of Independent Petroleum Engineers as an Exhibit in this Form 10-K.



                                        RYDER SCOTT COMPANY
                                        -------------------
                                        PETROLEUM ENGINEERS

                                        Ryder Scott Company
                                        Petroleum Engineers




          Dated:  February 15, 1995

                                     EXHIBIT 28
                                DEKALB ENERGY COMPANY
                      REPORT OF INDEPENDENT PETROLEUM ENGINEERS

       (Ryder Scott Letterhead)

                                     February 6, 1995


       DEKALB Energy Canada Ltd.
       700 - 9th Avenue S.W.
       Calgary, Alberta  T2P 3V4

       Gentlemen:

       At your request, Ryder Scott Company Petroleum Engineers (Ryder Scott) has reviewed estimates of proved hydrocarbon liquid and gas reserves as of January 1, 1995 attributable to interests of DEKALB Energy Canada Ltd. (DEKALB) in certain wells or locations. In our opinion, the overall proved reserves for the reviewed properties as estimated by DEKALB are reasonable. The estimates of reserves reviewed by Ryder Scott were prepared by engineers and geologists on the staff of DEKALB. The wells or locations for which estimates of reserves were reviewed by Ryder Scott comprised approximately 83.9 percent of the total discounted future net income at 10 percent attributable to the total interests of DEKALB, according to economic forecasts supplied by DEKALB. The summary tables below present the estimated net remaining proved reserves as of January 1, 1995 prepared by the staff of DEKALB and reviewed by Ryder Scott for the total company. Hydrocarbon liquid volumes are expressed in standard 42 gallon barrels. All gas volumes are expressed in millions of cubic feet (MMCF) at the official temperature and pressure bases of the areas where the gas reserves are located.

                                     SEC CASE
                     Estimated Net Remaining Proved Reserves
                         Attributable to the Interests of
                            DEKALB Energy Canada Ltd.
                              As of January 1, 1995

                 Reviewed by Ryder Scott      Not Reviewed             Total
                 -----------------------   -------------------   -------------------
                   Hydrocarbon  Sales      Hydrocarbon  Sales    Hydrocarbon   Sales
                     Liquids     Gas         Liquids     Gas      Liquids       Gas
                    MBarrels     MMCF       MBarrels     MMCF     MBarrels      MMCF
                  ------------  --------   -----------  ------   -----------  -------
       Total
       Proved
       Reserves   8,473     249,689       2,243     50,207     10,716     299,896


       The estimated quantities of reserves in this report are related to hydrocarbon prices. DEKALB has assured us that December 1994 hydrocarbon prices were used in the preparation of their projections as required by SEC guidelines; however, actual future prices may vary significantly from December 1994 prices. Therefore, quantities of reserves actually recovered may differ significantly from the estimated quantities presented in this report.

                                     EXHIBIT 28
                                DEKALB ENERGY COMPANY
                REPORT OF INDEPENDENT PETROLEUM ENGINEERS (Continued)

       Review Procedure and Opinion
       ----------------------------


       In our opinion, DEKALB `s estimates of future reserves for the wells and locations reviewed by Ryder Scott were prepared in accordance with generally accepted procedures for the estimation of future reserves. In general, we were in acceptable agreement on an overall company net equivalent barrel basis (at 6 MCF per barrel) with the estimates prepared by DEKALB's staff.

       Certain technical personnel of DEKALB are responsible for the preparation of reserve estimates on new properties and for the preparation of revised estimates, when necessary, on old properties. These personnel assembled the necessary data and maintained the data and work papers in an orderly manner. Ryder Scott consulted with these technical personnel and had access to their work papers and supporting data in the course of our review.

       In performing our review, we relied upon data furnished by DEKALB with respect to property interests owned, production and well tests from examined wells, geological maps, well logs, core analyses, and pressure measurements. These data were accepted as authentic and sufficient for determining the reserves unless, during the course of our examination, a matter of question came to our attention in which case the data were not accepted until all questions were satisfactorily resolved. Our review included such tests and procedures as we considered necessary under the circumstances to render the conclusions set forth herein.

       Reserve Estimates
       -----------------

       In general, the reserves for the wells and locations reviewed by Ryder Scott were estimated by performance methods or the volumetric method; however, other methods were used in certain cases where characteristics of the data indicated such methods were more appropriate.

       The estimates of reserves by the performance method utilized extrapolations of various historical data in those cases where such data were definitive. Reserves were estimated by the volumetric method in those cases where there was inadequate historical data to establish a definitive trend or where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate and the volumetric data were adequate for a reasonable estimate.

       The reserves presented herein are estimates only and should not be construed as being exact quantities. Moreover, estimates of reserves may increase or decrease as a result of future operations.

       The proved reserves, which are attributable to the wells and locations reviewed by Ryder Scott, conform to the definition as set forth in the Securities and Exchange Commission's Regulation S-X Part 210.4-10 (a) as clarified by subsequent Commission Staff Accounting Bulletins and are based on the following definition criteria:

                                     EXHIBIT 28
                                DEKALB ENERGY COMPANY
                REPORT OF INDEPENDENT PETROLEUM ENGINEERS (Continued)

       Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions. Reservoirs are considered proved if economic producibility is supported by actual production or formation tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data become available. Proved natural gas reserves are comprised of non-associated,
       associated, and  dissolved  gas.   An  appropriate  reduction  in  gas
       reserves has been made for the expected removal of natural gas liquids, for lease and plant fuel and the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Reserves that can be produced economically through the application of improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including (1) pressure maintenance, (2) cycling, and (3) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Estimates of proved reserves do not include crude oil, natural gas, or natural gas liquids being held in underground storage.

       General
       -------

       In general, the estimates of reserves for the wells and locations reviewed by Ryder Scott are based on data available through September 1994.

       Gas imbalances, if any, were not taken into account in the gas reserve estimates reviewed by Ryder Scott.

       Neither we nor any of our employees have any interest in the subject properties and neither the employment to do this work nor the compensation is contingent on our estimates of reserves for the properties which were reviewed.

       This report was prepared for the exclusive use of DEKALB. The data and work papers used in the preparation of this report are available for examination by authorized parties in our offices. Please contact us if we can be of further service.

                                     Very truly yours,

                                     RYDER SCOTT COMPANY
                                     PETROLEUM ENGINEERS

                                     KENT A WILLIAMSON

                                     Kent A. Williamson, P.E.
                                     Group Vice President