Form 10-Q
period 1995-03-31
DEKALB ENERGY CO
filed 1995-05-15
CIK 111001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


   ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE TRANSITION PERIOD FROM ____ TO ____

 COMMISSION FILE NUMBER:  0-2886

                             DEKALB ENERGY COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                            36-0987809
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

           700-9TH AVENUE S.W.
         CALGARY, ALBERTA CANADA                       T2P 3V4
 (Address of principal executive offices)           (Postal Code)
             (403) 261-1200
 (Registrant s telephone number, including area code)


 Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes  X   No ___

                                                 Outstanding as of
Title of Class                                   March 31, 1995
- --------------                                   -----------------
Class A Stock, no par value                      2,258,198
Class B (nonvoting) Stock, no par value          7,136,414


Exhibit index is located on page 14

Total number of pages is 16

                             DEKALB ENERGY COMPANY


                                     INDEX


                                                                     Page No.
                                                                     --------
Part I - Financial Information

         Consolidated Statements of Operations for the three
         months ended March 31, 1995 and 1994 (Unaudited)  . . . . . .  3

         Consolidated Balance Sheets at March 31, 1995
         and December 31, 1994 (Unaudited) . . . . . . . . . . . . . .  4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1995 and 1994 (Unaudited)   . . . . . . . . .  5

         Notes to Consolidated Financial Statements (Unaudited)  . .  6-8

         Management s Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . . . . . . 9-13

Part II - Other Information . . . . . . . . . . . . . . . . . . . . .  14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

EXHIBIT 11 - Computation of Net Earnings (Loss) per Share . . . . . .  16

EXHIBIT 27.1 - Financial Data Schedule

                             DEKALB Energy Company
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                  (Unaudited)

                                                For the three months
                                                   ended March 31,
                                                --------------------
                                                 1995          1994
                                                 ----          ----
Operating revenues (Note 9)
  Oil and liquids sales                        $  3,467      $  2,820
  Natural gas sales                               5,350         7,951
  Other                                             249           359
                                               --------      --------
Total operating revenues                          9,066        11,130

Operating expenses
  Lease operations and other direct charges       2,857         2,490
  Depreciation, depletion and amortization        3,775         3,267
  General and administrative                        647           779
                                               --------      --------
Operating income                                  1,787         4,594
Interest expense, net of interest income
and capitalized interest (Note 4)                   999           969
Other (income) expense, net (Note 2)                419           (47)
                                               --------      --------
Earnings from continuing operations
  before income and other taxes                     369         3,672
Income and other taxes (Note 6)                     778         1,922
                                               --------      --------

Net earnings (loss)                             $  (409)      $ 1,750
                                               ========      ========

Net earnings (loss) per share (Note 5)          $ (0.04)      $  0.18
                                               ========      ========

Weighted average shares outstanding
(in thousands)                                    9,388         9,666



The accompanying notes are an integral part of the financial statements.

                             DEKALB Energy Company
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)

                                                                                     As of
                                                                         March 31,            December 31,
                                                                           1995                  1994
                                                                        -----------          ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents (Note 7)                                   $ 15,239             $ 14,980
   Accounts receivable                                                     9,395                9,509
   Other current assets                                                      305                  928
                                                                      ----------           ----------
      Total current assets                                                24,939               25,417

Other assets                                                                 774                  790
Property, plant and equipment (Note 8):
   Oil and gas assets, full cost method
      Proved properties, being amortized                                 321,084              312,649
      Unproved properties and properties under development,
         not being amortized                                              12,990               11,454
   Other property and equipment                                            2,819                2,791
   Less accumulated depreciation, depletion and amortization            (145,492)            (141,512)
                                                                      ----------           ----------
      Net property, plant and equipment                                  191,401              185,382
                                                                      ----------           ----------
TOTAL ASSETS                                                          $  217,114           $  211,589
                                                                      ==========           ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $   11,982           $   11,820
   Other current liabilities                                               3,264                3,909
                                                                      ----------           ----------
      Total current liabilities                                           15,246               15,729
Other liabilities                                                         10,391               10,386
Deferred income taxes (Note 6)                                            27,769               27,096
Long-term debt (Note 7)                                                   66,956               61,547
                                                                      ----------           ----------
TOTAL LIABILITIES                                                        120,362              114,758
                                                                      ----------           ----------
Commitments and contingencies (Note 3)
Shareholders' equity:
   Capital stock:
      Class A; $.625 stated value; 6,000,000 shares
         authorized; 2,329,603 shares issued at March 31, 1995;
         2,381,106 shares issued at December 31, 1994;                     1,456                1,488
      Class B (nonvoting); $.625 stated value; 13,000,000 shares authorized; 11,348,880 shares issued at March 31, 1995;
         11,297,377 shares issued at December 31 ,1994                     7,093                7,061
   Capital in excess of stated value                                      51,513               51,657
   Retained earnings                                                     148,959              149,367
   Currency translation adjustments                                      (19,008)             (19,337)
                                                                      ----------           ----------
                                                                         190,013              190,236
Treasury shares, at cost (4,283,871 shares at March 31, 1995 and
   4,292,258 shares at December 31, 1994)                                (93,261)             (93,405)
                                                                      ----------           ----------
TOTAL SHAREHOLDERS' EQUITY                                                96,752               96,831
                                                                      ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  217,114           $  211,589
                                                                      ==========           ==========


The accompanying notes are an integral part of the financial statements.

                             DEKALB Energy Company
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)

                                                                                 For the three months
                                                                                    ended March 31,
                                                                                 --------------------
                                                                                 1995            1994
                                                                                 ----            ----
Cash Flows from Operating Activities
   Net earnings (loss)                                                        $    (409)      $   1,750
   Adjustments to reconcile net earnings (loss) to net
   cash flows from operating activities:
      Depreciation, depletion and amortization                                    3,775           3,267
      Provision for deferred income taxes (Note 6)                                  618           1,738
      Other                                                                         (14)             16
   Changes in assets and liabilities:
      Accounts receivable and other current assets                                  762            (700)
      Accounts payable and other current liabilities                             (3,922)         (1,756)
      Other assets                                                                   16              16
      Other liabilities                                                              (3)            304
                                                                              ---------       ---------
Net cash flows from operating activities                                            823           4,635
                                                                              ---------       ---------
Cash Flows from Investing Activities
   Purchases of property, plant and equipment                                    (8,080)        (12,269)
   Proceeds from sale of property, plant and equipment (Note 8)                      76           3,768
   Increase (decrease) in short-term payables for purchases of property,
      plant and equipment                                                         2,085          (1,311)
                                                                              ---------       ---------
Net cash flows from investing activities                                         (5,919)         (9,812)
                                                                              ---------       ---------
Cash Flows from Financing Activities
   Net short-term borrowings                                                        --           (1,774)
   Increase in long-term debt                                                     5,352             --
                                                                              ---------       ---------
Net cash flows from financing activities                                          5,352          (1,774)
                                                                              ---------       ---------
Net effect of exchange rates on cash                                                  3            (134)
                                                                              ---------       ---------
Net increase (decrease) in cash and cash equivalents                                259          (7,085)
Cash and cash equivalents, at December 31                                        14,980          22,664
                                                                              ---------       ---------
Cash and cash equivalents, at March 31                                        $  15,239       $  15,579
                                                                              =========       =========

Note:  Cash paid during the period for:
       Income taxes                                                           $     233       $     257
       Interest                                                                   1,374           1,250
       Capitalized interest (Note 4)                                                300             238


The accompanying notes are an integral part of the financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

    The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-K filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in DEKALB Energy Company's (the "Company") latest annual report on Form 10-K.

    In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary to fairly represent the financial position, results of operations, and cash flows for the respective interim periods.

2.  Plan of Merger

    On December 21, 1994, the Company announced it had entered into a merger agreement with Houston-based Apache Corporation ("Apache"), whereby the outstanding shares of DEKALB Class A Stock and Class B (nonvoting) Stock will be converted into Apache Common Stock at a conversion rate as specified in the agreement. The Board of Directors is recommending approval and adoption of the merger, which is expected to be considered at a Special Meeting of the shareholders on May 17, 1995. Apache filed the final Form S-4 Registration Statement (Amendment No. 3) with the Securities and Exchange Commission on April 14, 1995 (Registration No. 33-57321).
    This Form S-4 was declared effective on Monday, April 17, 1995.

    For the three months ended March 31, 1995, $0.4 million of merger costs incurred during the period were expensed as other expense in the consolidated financial statements. Once the merger proceeds, various additional restructuring costs associated with the merger will be expensed as incurred.

3.  Commitments and Contingencies

    The Company and its subsidiaries are defendants in various legal actions arising in the course of their current and discontinued business activities. Management is of the opinion there are no pending legal proceedings that would have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

    At March 31, 1995, the Company had various offsetting tax matters pending relating to the Canadian operations which have not been provided for in the consolidated financial statements. In the opinion of management, the net impact of these matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company, and will be provided for in the consolidated financial statements if required upon resolution of each item.

4.  Interest Expense, Capitalized Interest and Interest Income
    ($ in thousands)

                 Interest    Capitalized   Interest    Net Interest
1995             Expense     Interest      Income      Expense
- ----             -------     -----------   --------    ------------
1st Qtr.         $ 1,524     $   (300)     $   (225)   $   999

1994
- ----

1st Qtr.         $ 1,333     $   (238)     $   (126)   $   969

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  Earnings (Loss) Per Share Calculation

    Earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of shares outstanding during each period. The computation of weighted average shares outstanding excludes anti-dilutive shares.

6.  Income and Other Taxes

    Income and other taxes is comprised of the following ($ in thousands):

              Income     Capital and      Deferred        Total Income and
1995          Taxes      Other Taxes*     Income Taxes    Other Taxes
- ----          ------     ------------     ------------    ----------------
1st Qtr.      $   -      $   160          $   618         $   778

1994
- ----
1st Qtr.      $   -      $   184          $ 1,738          $ 1,922

    * Consists of Canadian Large Corporations Tax, franchise taxes and withholding taxes.

    The first quarter tax provisions for 1995 and 1994 resulted in effective tax rates higher than the statutory Canadian income tax rate, principally due to the lack of tax benefits associated with interest and other costs incurred in the U.S. Effective February 27, 1995, the Canadian statutory income tax rate was increased to 44.62% from 44.34%. The deferred tax liability at March 31, 1995 was increased by approximately $0.2 million as a result of the rate change.

7.  Disclosures About Fair Value of Financial Instruments

    The carrying amount of cash and cash equivalents approximates the fair value due to the short term maturities of these instruments. The fair value of the Company's long-term debt at March 31, 1995 is approximately $67.8 million, or $0.8 million over stated book value, based upon estimates provided to the Company by independent sources.

8.  Disposition of Assets

    In March 1994, the Company reflected the sale of its interest in leasehold and tangible property in the Rigel area of the Province of British Columbia for proceeds of $3.6 million. In accordance with the full cost method of accounting, the proceeds received for the 1994 dispositions were credited to the full cost pool; therefore, no gains or losses were recorded on the sales.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.  Hedge Contracts

    The Company enters into various commodity derivative contracts to protect a portion of its oil and gas production against fluctuating prices. Approximately 25% of the Company's average annual production is presently hedged through various contracts (all of which were in effect at December 31, 1994) with terms ranging to December 1995. The results of these contracts are included in revenues as the oil or gas is produced. Gains of approximately $0.3 million have been included in operating revenues in the first quarter of 1995.

    The fair value of the swap agreements at March 31, 1995 exceeded contract values by approximately $2.0 million and is not included in the consolidated financial statements.

10. Financial Statement Presentation

    Certain prior year figures have been reclassified to conform to the current year financial statement presentation.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


SELECTED OPERATING STATISTICS (1)

                                                For the Three Months Ended
                                                --------------------------
                                                   3/31/95       3/31/94
                                                   -------       -------
Average Prices
- --------------

   Oil and condensate ($ per Bbl)                  $ 16.69       $ 12.25

   Natural gas liquids ($ per Bbl)                   10.21          8.23

   Natural gas ($ per Mcf)                            0.97          1.70

Sales Volumes
- -------------

   Oil and condensate (Mbbls)                          177           191

   Natural gas liquids (Mbbls)                          50            59

   Natural gas (Mmcf)                                5,505         4,669

   Oil and condensate, natural gas
     liquids and natural gas
     equivalents (Mbbls) (2)                         1,145         1,027

(1) U.S. operating data has been combined with Canada due to the immateriality of the U.S. data in relation to the operating results as a whole.

(2)  Gas converted to oil at 6,000 cubic feet per barrel.

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


EARNINGS FROM CONTINUING OPERATIONS

Year-to-date earnings and earnings per share have declined by $2.2 million and 22 cents per share, respectively, compared with 1994. These decreases are reflective of the significant weakening in natural gas prices beginning in the fourth quarter of 1994 and further deterioration continuing into the first quarter of 1995. The impact of the decline in gas prices was somewhat offset by higher gas volumes, improved oil, condensate and liquids prices, and positive results from the Company's hedging activities. There was some recovery in gas prices during March 1995.

DRILLING ACTIVITY

Due to the weak gas prices, the Company deferred a number of gas drilling projects during the first quarter of 1995. The Company participated in the drilling of 13 exploration and development wells (8.4 net wells) during the first three months of 1995, compared with 26 wells (20.6 net wells) in 1994. Of particular significance last year was a successful 100% Company owned and operated well drilled in the first quarter of 1994 on the Hunter prospect in northeast British Columbia, where 24 feet of gas pay in the Halfway zone was encountered, with an established drill stem test rate of 4.5 MMCFD before royalties. The well was tied in during March of 1995.

OPERATING REVENUES

Year-to-date operating revenues of $9.1 million decreased from prior year revenues of $11.1 million, primarily due to significantly lower gas prices, partially offset by higher oil, condensate and natural gas liquids prices. Increased gas production resulting from the Company's active 1994 drilling program also partially offset the impact of the lower gas prices, despite a decision by the Company to temporarily curtail up to 8.5 MMCFD (net after royalties) of gas production during the first quarter.

First quarter oil and liquids revenues were 22.9% higher in 1995 than in 1994 due to significantly improved prices. Year-to-date oil and condensate prices were 36.2% higher compared to 1994. During the first three months of 1995, the Company received an average of $16.69 per barrel of oil versus $12.25 in 1994. These prices followed changes in the WTI oil price, which averaged $18.36 per barrel during the first quarter of 1995 compared with $14.83 per barrel in the 1994 comparative period. Natural gas liquids prices similarly followed those of oil and condensate, with the Company receiving an average price of $1.98 per barrel more in the first quarter of 1995 versus 1994. Combined year-to-date oil, condensate and natural gas liquids volumes decreased 9.2% from the prior year.

Gas revenues for the first three months of 1995 decreased to $5.4 million from $8.0 million in 1994. This was due to the weak gas prices which dropped to an average of $0.97 per MCF in 1995 from $1.70 during the same period last year, partially offset by higher gas volumes. System gas prices and sales volumes were down 36.6% and 7.6%, respectively, compared to the first three months of 1994. Direct sales (short-term and spot) prices were 57.7% lower and sales volumes were 34.8% higher compared to 1994. System and direct gas sales accounted for approximately 37% and 63%, respectively, of total Company year-to-date gas sales volumes. Overall gas sales volumes were up 17.9% during the first quarter of 1995.

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

Year-to-date, the Company tied in approximately 7.9 MMCFD of gas production. Seven gas wells and one oil well in the Provinces of Alberta and British Columbia were brought onto production during the first three months of 1995. An increase in production in 1995 also resulted from the Company's operated Godin Lake gas plant at Godin Lake in the Province of Alberta, which commenced gas processing in December 1994 and was at full capacity by the end of the first quarter of 1995. In addition, various new wells in the Nevis area in the Province of Alberta were tied in during the second half of 1994. The increased volumes from the new gas tie-ins were partially offset by the Company's decision, in light of the low gas prices, to temporarily curtail production from properties having low liquid rates, high processing fees or sales being directed to the spot gas markets. A drop in volumes due to the disposition of the Claresholm property in November 1994 also partially offset the overall increase in gas volumes.

To protect against oil and natural gas price fluctuations, the Company has entered into various hedge contracts for a portion of its oil and gas (See Note 9, "Hedge Contracts," in the notes to the consolidated financial statements). A net gain of $0.3 million was recognized as a component of operating revenues in the first quarter of 1995 as a result of these hedge contracts. The effect of the gain on average prices was 29 cents per BOE based on total Company volumes.

OPERATING EXPENSES

Year-to-date lease operating expenses and other direct charges were up 14.7% compared to the prior year, primarily as a result of the increase in gas volumes. However, on a barrel of oil equivalent (BOE) basis, lease operating expenses remained fairly constant in 1995 at $2.50/BOE versus $2.42 in the first quarter of 1994.

Year-to-date depreciation, depletion and amortization (DD&A) expense rose $0.5 million compared to 1994, primarily due to a higher DD&A rate and increased production, partially offset by the impact of the lower Canadian dollar exchange rate.

Year-to-date general and administrative expenses were 16.9% below the same period last year. The decline reflects a decrease in professional fees and other general office costs as well as increased overhead chargeouts, and slightly lower staff levels.

NON-OPERATING ITEMS

Year-to-date interest expense, net of interest income and capitalized interest, remained constant compared to 1994. Higher interest charges on the Company's revolving term credit facility during 1995 were offset by an increase in the amount of interest capitalized and the impact of the lower Canadian dollar exchange rate. The weighted average long-term debt outstanding was $67.5 million versus $51.3 million for the first three months of 1995 and 1994, respectively.

Other expense of $0.4 million related primarily to merger costs incurred during the first quarter of 1995 (see Note 2, "Plan of Merger", in the notes to the consolidated financial statements).

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

INCOME TAXES

The 1995 and 1994 first quarter tax provisions reflect a different effective tax rate from the Canadian statutory income tax rate, principally due to the lack of tax benefits associated with interest and other costs incurred in the U.S. (see
Note 6, "Income and Other Taxes", in the notes to the consolidated financial statements).

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities were $0.8 million in the first quarter of 1995, down $3.8 million compared with 1994. The decrease is mainly due to lower operating revenues resulting from significantly lower natural gas prices and lower quarter-end accounts payable and other current liabilities balances related to operations.

Taxes paid in 1995 and 1994 related to the Canadian Large Corporations Tax, withholding taxes and franchise taxes.

CASH FLOWS FROM INVESTING ACTIVITIES

Year-to-date cash outflows from investing activities were $5.9 million compared to $9.8 million for the same period last year, reflecting a $4.2 million reduction in capital spending related to exploration and development as a result of the weaker natural gas prices in the first quarter of 1995.

During the first quarter of 1994, the Company reflected the disposal of its interest in leasehold and tangible property in the Rigel area of the Province of British Columbia for proceeds of $3.6 million. In accordance with the full cost method of accounting, the proceeds were credited to the full cost pool, therefore, no gain was recorded on the sale.

CASH FLOWS FROM FINANCING ACTIVITIES

The Company repaid $1.8 million on its Canadian revolving term credit facility during the first quarter of 1994, and drew down $5.4 million during the first quarter of 1995.

Discretionary cash outflows for the 1995 calendar year are anticipated to equal or exceed cash flow from operating activities, therefore, the Company does not intend to make any repayments on the revolving term credit facility during 1995. Accordingly, the revolving term credit facility was reclassified to long-term debt at December 31, 1994 for financial statement purposes.

LIQUIDITY

The Company plans to fund its capital expenditures, working capital needs and interest payments through its operating cash flow, and a combination of publicly held debt and the revolving term credit facility. At March 31, 1995, the Company had $15.2 million in cash and short-term investments, and $5.8 million available under its Canadian revolving term credit facility.

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

PROSPECTIVE AND OTHER INFORMATION

The Company plans to continue with an active exploration and development program in 1995, but will defer higher cost gas drilling projects pending a continued stabilization of natural gas prices. Capital expenditures through the first half of 1995 are budgeted to be approximately $14 million.

On December 21, 1994, the Company announced it had entered into a merger agreement with Houston-based Apache Corporation ("Apache"), whereby the outstanding shares of DEKALB Class A Stock and Class B (nonvoting) Stock will be converted into Apache Common Stock at a conversion rate as specified in the agreement. The Board of Directors is recommending approval and adoption of the merger, which is expected to be considered at a Special Meeting of the shareholders on May 17, 1995. Reference is made to the final Form S-4 Registration Statement filed by Apache with the Securities and Exchange Commission on April 14, 1995. This Form S-4 was declared effective on Monday, April 17, 1995.

                                    PART II

                               OTHER INFORMATION


Item 1. Legal Proceedings

        Management is of the opinion there are no pending legal proceedings that would have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                Exhibit 11 - Computation of Net Earnings (Loss) per Share
                Exhibit 27.1 - Financial Data Schedule

        (b)     Reports on Form 8-K

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DEKALB Energy Company




                                        JOHN LETETA
                                        -----------------------
                                        John Leteta
                                        Vice President, Finance
                                        and Treasurer




                                        EDDY Y. TSE
                                        ------------------------
                                        Eddy Y. Tse
                                        Chief Accounting Officer





May 15, 1995